Form 10QSB
period 2007-08-31
Las Rocas Mining Corp.
filed 2007-09-11
CIK 1393614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended August 31, 2007

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

There were 3,000,000 shares of Common Stock outstanding as of August 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended August 31, 2007, immediately follow.

                              LAS ROCAS MINING CORP
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       August 31,          Feb. 28,
                                                                          2007               2007
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 19,093           $  3,235
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      19,093              3,235
                                                                        --------           --------
                                                                        $ 19,093           $  3,235
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Officers Advances Payable                                               11,855              5,350
                                                                        --------           --------
Total Current Liabilities                                                 11,855              5,350
                                                                        --------           --------
TOTAL LIABILITIES                                                         11,855              5,350

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($0.0001 par value, 20,000,000 shares
   authorized; -0- shares issued and outstanding
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized 3,000,000 and 2,000,000 shares issued
   and outstanding as of August 31, 2007 and February 28, 2007
   respectively)                                                             300                200
  Additional paid-in capital                                              29,700              4,800
  Deficit accumulated during exploration stage                           (22,762)            (7,115)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       7,238             (2,115)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 19,093           $  3,235
                                                                        ========           ========


See Accompanying Notes

                              LAS ROCAS MINING CORP
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  September 29, 2006
                                         Three Months           Six Months           (inception)
                                            Ended                 Ended                through
                                          August 31,            August 31,            August 31,
                                             2007                  2007                  2007
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Administrative Expenses                      8,738                15,647                22,762
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                          8,738                15,647                22,762
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (8,738)          $   (15,647)          $   (22,762)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.01)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 2,706,522             2,353,261
                                         ===========           ===========


See Accompanying Notes

                              LAS ROCAS MINING CORP
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                      September 29, 2006
                                                                       Six Months        (inception)
                                                                         Ended             through
                                                                       August 31,         August 31,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(15,647)          $(22,762)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable
    Increase (decrease) in Officers Advances Payable                      6,505             11,855
                                                                       --------           --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (9,142)           (10,907)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                   --                 --
                                                                       --------           --------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  100                300
  Additional paid-in capital                                             24,900             29,700
                                                                       --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            25,000             30,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          15,858             19,093

CASH AT BEGINNING OF PERIOD                                               3,235                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $ 19,093           $ 19,093
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
     Interest                                                          $     --           $     --
                                                                       ========           ========
     Income Taxes                                                      $     --           $     --
                                                                       ========           ========


See Accompanying Notes

                              LAS ROCAS MINING CORP
                          (AN EXPLORTION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007


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

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that

                              LAS ROCAS MINING CORP
                          (AN EXPLORTION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007


increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

                              LAS ROCAS MINING CORP
                          (AN EXPLORTION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007


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

                              LAS ROCAS MINING CORP
                          (AN EXPLORTION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007


NOTE 6 - GOING CONCERN

Future issuances of the company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 22,762 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

While the company is seeking additional capital, Mr. Greenwood has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Greenwood was $ 11,855 on August 31, 2007.

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

                              LAS ROCAS MINING CORP
                          (AN EXPLORTION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007


On October 2, 2006 the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $5,000.

On June 28, 2007 the Company issued a total of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $0.025 per share for a total of $25,000.

As of August 31, 2007 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2007:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 3,000,000 shares issued and outstanding.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $8,738 and $15,647 for the three and six month period ended August 31, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of August 31, 2007, there was $11,855 owed to the officer and director of the company, interest free, for which there is no specific terms for repayment.

We have generated no revenues and our net loss from inception through August 31, 2007 was $22,762. As we were incorporated on September 29, 2006, there are no comparative figures from previous years.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2007 was $19,093. We believe our cash balance is sufficient to fund current operations. If we experience a shortage of funds our director has informally agreed to advance funds to the company to allow us to remain current in our required filings and cover any costs incurred corresponding with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

Through August 31, 2007 we had sold $30,000 in equity securities to pay for our business operations. On June 14, 2007, we closed our offering pursuant to an SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on June 5, 2007. We sold 1,000,000 shares of common stock to 25 unaffiliated shareholders at $.025 per share for total proceeds of $25,000.

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

We have completed Phase 1 work of the exploration program on the Bat 1-4 claims in August, 2007 and are awaiting results from the assay lab and the consulting geologist to prepare his report and recommendations. We anticipate getting this report within one or two months.

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

CRITIAL ACCOUNTING POLICIES

The un-audited financial statements as of August 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our February 28, 2007 audited financial statement and notes thereto, which can be found in our Registration Statement on Form SB-2 on the SEC website at www.sec.gov under our SEC File Number 333 - 141480.

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

September 10, 2007                 Las Rocas Mining Corp., Registrant


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

September 10, 2007                 Las Rocas Mining Corp., Registrant


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