Form 10QSB
period 2007-11-30
Kentucky USA Energy, Inc.
filed 2008-01-14
CIK 1393614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-141480

KENTUCKY USA ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5750488
(State of incorporation)	(IRS Employer Identification No.)

111 W. Gutierrez St.
Santa Barbara, CA 93101
(Address of principal executive offices)

(805) 259-9707
(Issuer’s telephone number)

Las Rocas Mining Corp.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 36,000,000 shares of the issuer’s common stock outstanding as of December 31, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENTUCKY USA ENERGY, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	As of	As of
	November 30,	Feb. 28,
	2007	2007
Current Assets
Cash	$16,678	$3,235

Total Current Assets	16,678	3,235

	$16,678	$3,235

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	6,946
Officers Advances Payable	11,855	5,350

Total Current Liabilities	18,801	5,350

Total Liabilities	18,801	5,350

Stockholders' Equity (Deficit)
Preferred stock, ($0.0001 par value, 20,000,000 shares
authorized; -0- shares issued and outstanding
Common stock, ($0.0001 par value, 300,000,000 shares authorized
36,000,000 and 2,000,000 shares issued and outstanding
as of November 30, 2007 and February 28, 2007 respectively)	3,600	200
Additional paid-in capital	29,700	4,800
Deficit accumulated during exploration stage	(35,423)	(7,115)

Total Stockholders' Equity (Deficit)	(2,123)	(2,115)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$16,678	$3,235

See Accompanying Notes

KENTUCKY USA ENERGY, INC.
(An Exploration Stage Company)
Statements of Operations

			September 29, 2006
	Three Months	Nine Months	(inception)
	Ended	Ended	through
	November 30,	November 30,	November 30,
	2007	2007	2007

Revenues

Revenues	$-	$	$-

Total Revenues	-		-

Operating Costs
Administrative Expenses	9,361	25,008	32,123

Total Operating Costs	9,361	25,008	32,123

Net Income (Loss)	$(9,361)	$(25,008)	$(32,123)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	16,593,407	7,727,273

KENTUCKY USA ENERGY, INC.
(An Exploration Stage Company)
Statements of Cash Flows

		September 29, 2006
	Nine Months	(inception)
	Ended	through
	November 30,	November 30,
	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,008)	$(32,123)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	6,946	6,946
Increase (decrease) in Officers Advances Payable	6,505	11,855

Net cash provided by (used in) operating activities	(11,557)	(13,322)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	3,400	3,600
Additional paid-in capital	24,900	29,700
Stock Dividend	(3,300)	(3,300)

Net cash provided by (used in) financing activities	25,000	30,000

Net increase (decrease) in cash	13,443	16,678

Cash at beginning of period	3,235	-

Cash at end of period	$16,678	$16,678

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

See Accompanying Notes

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kentucky USA Energy, Inc. (formerly Las Rocas Mining Corp.) (the Company) was incorporated on September 29, 2006 under the laws of the State of Delaware. The Company is beneficial owner of Bat 1-4 Mineral Claims, Tonopah Project Area in Esmeralda County, Nevada. The Company is primarily engaged in the acquisition and exploration of mining properties.

On October 26, 2007, the Company filed an Amended and Restated Certificate of Incorporation to change its name to Kentucky USA Energy, Inc., as well as increase its authorized common stock to 300,000,000 shares, par value $.0001 per share.

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

PRO FORMA COMPENSATION EXPENSE

No stock options have been issued by the Company. Accordingly, no pro forma compensation expense is reported in these financial statements.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2007

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under SFAS 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between the basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Statements No. 107, “Disclosures About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments consist primarily of cash and certain investments.

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

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2007

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We have implemented this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending February 28, 2007. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2007

NOTE 6 - GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $35,423 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

While the company is seeking additional capital, Mr. Greenwood has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Greenwood was $11,855 on November 30, 2007.

NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123, “Share Based Payment”. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On October 2, 2006 the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $5,000.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2007

On June 28, 2007 the Company issued a total of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $0.025 per share for a total of $25,000 pursuant to the Company’s SB-2 offering.

On October 19, 2007, the Company effected a 12 for 1 forward split in the form of a dividend of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for twelve post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares. The Company also increased its post-split authorized common stock to 300,000,000 shares with a par value of $.0001 per share.

As of November 30, 2007 the Company had 36,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2007:

Common stock, $0.0001 par value: 300,000,000 shares authorized; 36,000,000 shares issued and outstanding.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

The information set forth in this section contains certain “forward-looking statements,” including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Background

We were incorporated in the State of Delaware on September 29, 2006 to engage in the acquisition, exploration and development of natural resource properties and are in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Plan of Operation

We have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. We are currently engaged in discussions with KY USA Energy, Inc., a Kentucky corporation (“KY USA”), regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. At this stage, no definitive merger agreement has been entered into, and neither party is currently bound to proceed with the Merger. With the permission of KY USA, we changed our name to facilitate these discussions. If the parties determine not to proceed with the Merger, we will change our name back to Las Rocas Mining Corp. or adopt another name not similar to KY USA Energy, Inc.

Results of Operations for the Three and Nine Month Period Ended November 30, 2007

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $9,361 and $25,008 for the three and nine month period ended November 30, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of November 30, 2007, there was $11,855 owed to the officer and director of the company, interest free, for which there is no specific terms for repayment.

We have generated no revenues and our net operating loss from inception through November 30, 2007 was $32,123. As we were incorporated on September 29, 2006, there are no comparative figures from previous years.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

Liquidity and Capital Resources

Our cash balance at November 30, 2007 was $16,678. We believe our cash balance is sufficient to fund current operations. If we experience a shortage of funds we have no formal commitment, arrangement or legal obligation from anyone to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

Through November 30, 2007, we had sold $30,000 in equity securities to pay for our business operations. On June 14, 2007, we closed our offering pursuant to an SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on June 5, 2007. We sold 1,000,000 shares of common stock to 25 unaffiliated shareholders at $0.025 per share for total proceeds of $25,000.

Critical Accounting Policies

There have been no changes in our accounting policies since August 31, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Our principal executive officer and principal financial officer has also indicated that there were no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 26, 2007, we filed an Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware which, among other things:

•	changed our name from Las Rocas Mining Corp. to Kentucky USA Energy, Inc.;

•
increased our authorized common stock from 80,000,000 shares, par value $0.0001 per share, to 300,000,000 shares, par value $0.0001 per share. Our authorized preferred stock remained at 20,000,000 shares, par value $0.0001 per share;

•	provided for the indemnification of our officers and directors, to the full extent permitted by Delaware law; and

•	expressly elected not to be governed by the provisions of Section 203 of the Delaware General Corporation Law.

The Restated Certificate was approved as of October 19, 2007 by the written consent of stockholders representing 66.6% of our issued and outstanding common stock. Pursuant to such consent, the stockholders also approved the creation of our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of both nonstatutory and incentive stock options and other awards to acquire up to 4,000,000 shares (calculated on a post forward stock split basis, as described below) of our common stock.

ITEM 5. OTHER INFORMATION.

As previously disclosed, effective October 19, 2007, our Board of Directors declared a 12 for 1 forward stock split in the form of a stock dividend. The record date for the stock dividend was November 13, 2007, and the payment date was November 19, 2007.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	2007 Equity Incentive Plan
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky USA Energy, Inc.

Date: January 14, 2008	By:	/s/ Christopher Greenwood
Name: Christopher Greenwood
Title: Principal Executive Officer and Principal Financial Officer