Form 10KSB
period 2008-02-29
Kentucky USA Energy, Inc.
filed 2008-06-12
CIK 1393614

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: February 29, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-141480

KENTUCKY USA ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-5750488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

321 Somerset Road, Suite 1, London, KY	40741
(Address of principal executive offices)	(Zip Code)

(606) 878-5987

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Name of each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of May 15, 2008 there were 19,300,000 issued and outstanding shares of our common stock, $.0001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on May 15, 2008 was approximately $50,566,000 based on the closing sale price of our common stock on May 15, 2008, which was $2.62 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,000,000 shares of common stock, $0.0001 par value, as of May 15, 2008.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management and field personnel with experience in oil and gas exploration;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and oil and gas production. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on future results.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

Kentucky USA Energy, Inc. (the “Company” or “we”) was incorporated in the State of Delaware on September 29, 2006 under the name Las Rocas Mining Corp. The Company’s executive offices were located at 111 W. Gutierrez St., Santa Barbara, California 93101. In October 2006, the Company purchased Bat 1-4 Mineral Claims, Tonopah Project Area in Esmeralda County, Nevada. The Company’s principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. Subsequently, the Company decided to abandon its mineral property and to seek a possible business combination. On October 26, 2007, the Company changed its name to Kentucky USA Energy, Inc. to facilitate the merger discussions with KY USA Energy, Inc. (“KY USA”).

KY USA was incorporated in the Commonwealth of Kentucky on October 5, 2007 to acquire, explore and develop oil and gas resource properties, with a primary focus initially on shale gas in the Illinois Basin in western Kentucky. Since its formation, KY USA has focused its business efforts on raising funds, acquiring working and revenue interests in property leases and putting together an experienced team of technical and business people. Planned principal activities have not yet begun. KY USA’s ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. There is no guarantee that the proceeds raised will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On October 5, 2007, KY USA entered into a loan agreement with Somerset Recycling Service, Inc. (“Somerset”) pursuant to which Somerset loaned KY USA $800,000 (the “Somerset Bridge Loan”). The Somerset Bridge Loan is due on June 15, 2008, and bears interest at 10%, payable monthly. In the event that KY USA raises $1,000,000 in connection with any financing, merger or acquisition, KY USA has the right to repay the Somerset Bridge Loan without any prepayment penalty. In addition, upon KY USA merging with the Company, Somerset received warrants to purchase 2,000,000 shares of Common Stock, such warrants having an exercise price of $1.00 and expiring five years after issuance.

On October 5, 2007, KY USA issued a promissory note to K & D Energy (“K & D”) with a principal amount of $1,000,000. The promissory note is due and payable on August 5, 2008 and does not bear interest. This note was issued in partial payment for the net revenue interest in certain leaseholds that KY USA acquired from K & D.

On January 17, 2008, KY USA entered into a loan agreement with John Thomas Bridge and Opportunity Fund (“John Thomas”) pursuant to which John Thomas loaned KY USA $100,000 (the “John Thomas Bridge Loan”). The John Thomas Bridge Loan is due on June 17, 2008, and bears interest at 10%. In addition, upon KY USA merging with the Company, John Thomas received warrants to purchase 250,000 shares of Common Stock, such warrants having an exercise price of $1.00 and expiring five years after issuance.

The Company’s principal offices are now located at 321 Somerset Road, London, Kentucky 40741, and its telephone number is (606) 878-5987.

Merger Agreement

On May 2, 2008, the Company, KY Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”), and KY USA entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), which closed on May 2, 2008. Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into KY USA, which became a wholly-owned subsidiary of the Company (the “Merger”).

At the closing of the Merger, each share of KY USA’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 9,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”). An aggregate of 18,000,000 shares of the Company’s Common Stock was issued to the holders of KY USA’s common stock.

Pursuant to the terms of the Merger Agreement, the Company assumed all of KY USA’s obligations under KY USA’s outstanding stock options and warrants. At the time of the Merger, KY USA did not have any outstanding stock options or warrants to purchase shares of its common stock, except that (i) pursuant to the Somerset Bridge Loan, upon the consummation of the Merger, Somerset received a warrant to purchase 2,000,000 shares of the Company’s Common Stock and (ii) pursuant to the John Thomas Bridge Loan, upon the consummation of the Merger, John Thomas received a warrant to purchase 250,000 shares of the Company’s Common Stock. Neither the Company nor KY USA had any other options or warrants to purchase shares of capital stock outstanding at the time of the Merger.

Each of the Company, KY USA and Acquisition Sub provided customary representations and warranties, pre-closing covenants and closing conditions in the Merger Agreement. Breaches of these representations and warranties will be secured by customary indemnification provisions. The Merger Agreement provided for a post-closing adjustment in an aggregate amount of up to 2,000,000 additional shares of the Company’s Common Stock issuable pro rata to KY USA’s pre-Merger stockholders for any breach of the Merger Agreement by the Company that is discovered during the two-year period following the closing of the Merger. In order to secure the indemnification obligations of the KY USA stockholders pursuant to the Merger Agreement, 5% of the shares of the Company’s Common Stock that KY USA’s pre-Merger stockholders received in exchange for their shares of KY USA will be held in escrow for two years.

Split-Off Agreement

Immediately following the closing of the Merger, under the terms of a Split-Off Agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned subsidiary, Las Rocas Leaseco Corp., a Delaware corporation (“Leaseco”). Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding capital stock of Leaseco to Christopher Greenwood, a former director of the Company, in exchange for cancellation of 24,000,000 shares of the Company’s Common Stock held by Mr. Greenwood (the “Split-Off”).

Following (i) the closing of the Merger, (ii) the cancellation of 24,000,000 shares in the Split-Off, (iii) the issuance of 5,000,000 shares of Common Stock to consultants providing investor relations services to the Company (the “IR Consultants”) following the closing of the Merger and (iv) taking into account a 12-for-one forward stock split of the Company’s shares that took place on November 19, 2007, there are 35,000,000 shares of the Company’s Common Stock issued and outstanding. This number does not include the 2,250,000 shares issuable upon exercise of outstanding warrants.

Lock-Up Agreement

In connection with the Merger, each of Steven D. Eversole, Samuel L. Winer and C. G. Collins entered into a lock-up agreement, pursuant to which they are prohibited from selling or transferring the shares of the Company’s Common Stock received in the Merger for a period of two years from May 2, 2008, without the prior written consent of the Company.

Departure and Appointment of Directors

Upon the closing of the Merger, Christopher Greenwood, the director of the Company prior to the Merger, resigned and simultaneously therewith a new Board of Directors was appointed. The new Board of Directors consists of three members, Steve Eversole, Sam Winer and C. G. Collins, appointed by KY USA. One additional member shall be appointed to the Board of Directors by each of KY USA and the current shareholders of the Company, for a total of five members of the Board of Directors.

Natural Shale Gas Business

The Company expects to generate long-term reserve and production growth through drilling activities and further acquisitions. The Company believes that its management’s experience and expertise will enable it to identify, evaluate, and develop its natural gas projects. The Company has secured a 75% net revenue interest in a leasehold in Western Kentucky covering 2,092 acres targeting gas extraction from the New Albany Shale. Approximately 40-50 drilling locations are on this lease and the wells will be from 1,800-2,500 feet vertically. Estimated net recoverable “proved undeveloped reserves1”, as determined by an independent petroleum engineer, are 499.8 million cubic feet of gas (“Mcf”) per well or 19.992 billion cubic feet of gas (“BCF”) based on 40 locations with 40 acre spacing. The leasehold is directly adjacent to producing wells. The Western Kentucky acreage is located in the middle of several ongoing aggressive drilling projects by several mid-major energy companies. The Company has purchased the rights to drill for gas out of the shale on the property. Although

[1]

According to Securities and Exchange Commission (“SEC”) definitions, “proved undeveloped reserves” are those that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

there are oil wells on the leasehold, the Company does not have any rights to the oil and it is anticipated that the Company will not pursue any oil rights, since the Company will be concentrating its efforts on natural shale gas.

Gas wells in the Illinois Basin drilled into the New Albany Shale trend are currently drilled on 160 acre spacing. Shale gas is essentially natural gas contained within a sequence of predominantly fine grained rocks, dominated by shale. Shale gas plays are considered “area plays”, as natural gas is found over large contiguous areas. Most shales have low matrix permeabilities, and usually require natural fracture systems to sustain commercial production rates.

The name “New Albany Shale” refers to brownish-black shale exposed along the Ohio River at New Albany in Floyd County, Indiana, and is present in the subsurface throughout much of the Illinois Basin. The Illinois Basin covers approximately 60,000 square miles in parts of Illinois, southwestern Indiana and western Kentucky. The New Albany Shale has produced natural gas since 1858, mostly from wells located in southwestern Indiana and western Kentucky (at least 40 fields in Kentucky and 19 in Indiana). As is the case with other organic shale reservoirs, the gas is stored both as free gas in fractures and as absorbed gas on kerogen and clay surfaces within the shale matrix. Wells typically begin producing high volumes of water and low volumes of gas when first beginning to produce in a new area. As more and more wells are drilled in an area, the formation becomes dewatered and the gas continues to desorb from the shale. An initially high level of water is a positive indicator of natural fracturing in the New Albany Shale.

Prior to 1994, according to industry sources, over 600 New Albany Shale wells had produced commercially in the Illinois Basin. Horizontal drilling may be able to exploit the anisotropic nature of the New Albany Shale natural fracture systems. Vertical fractures are dominant in the New Albany Shale and the fracture system contains water. In the early 1900’s, it was learned that a simple open-hole completion in the very top of the shale would yield commercial gas wells that would last for many years, even while producing some water. Vertical fractures in the shale feed the gas flow at the top of the shale. The potential of these wells was seldom realized in the early to mid-twentieth century, as the production systems for handling the associated water were limited. However, with current technology, the water can be dealt with cost effectively and allow for better rates of gas production.

The Company has acquired and intends to acquire additional producing oil and gas property rights where the Company believes significant additional value can be created. Management is primarily interested in developmental properties where some combination of these factors exist: (1) opportunities for long production life with stable production levels; (2) geological formations with multiple producing horizons; (3) substantial exploitation potential; and (4) relatively low capital investment production costs.

Recent Developments

We have recently staked out five locations for the drilling of initial wells in the New Albany Shale on our 2200 acre leasehold. Recent data analysis has identified these drilling prospects and we plan to drill these initial wells to a total depth of 3,000 feet or to a depth sufficient to adequately test the base of the New Albany Shale formation. The five locations are as follows:

•	Slinker# 1B, direct offset to the Slinker #1 with tests of 900 Mcf open flow;

•	Walker #1, direct offset to adjacent operator’s well with tests of 810 Mcf open flow;

•	Francis Grace #1, offset two locations away from the Slinker #1 with tests of 900 Mcf open flow;

•	Hunter #2, three locations from adjacent operator’s productive shale well; and

•	Johnston #1, four locations from two wells with tests of 450 Mcf and 275 Mcf open flow.

We have entered into drilling commitments with two drilling companies for our five proposed initial development wells. These operators are presently drilling wells in the nearby area and are prepared to start drilling at our first locations as soon as we execute final agreements with the operators, the necessary permits are approved and the funds for drilling the wells become available. These two drilling companies have committed to us to drill the initial five wells and to continue to work with us through our development drilling of our entire 2200 acre leasehold.

Additionally, we have signed a letter of intent with one of the largest natural gas distributors in the United States. The distributor will purchase the production of gas from the proposed wells to be located on our leasehold. The gas will be purchased on a delivered basis into this distributor’s utility system or the pipeline system that it manages.

Natural Gas Industry Overview

Rise of Natural Gas

Little more than a half-century ago, drillers seeking valuable crude oil bemoaned the discovery of natural gas, despite it being the most efficient and cleanest burning fossil fuel. Given the lack of transportation infrastructure at the time, wells had to be capped or the gas flared. As the U.S. economy expanded after World War II, the development of a vast interstate transmission system facilitated widespread consumption of natural gas in homes and business establishments. By 1970, natural gas consumption, on a heat-equivalent basis, had risen to three-fourths that of oil. But in the following decade, consumption lagged because of competitive inroads made by coal and nuclear power.

The demand for natural gas rose sharply in the 1980’s, when consumers and businesses began to find more uses for it. After years as a low-value commodity, natural gas ascended into the spotlight as demand for the fuel to fire power plants, heat homes and serve as a chemical feedstock outstripped the petroleum industry’s ability to tap new reserves. In the 1990’s, the popularity of natural gas as an economic and environmentally benign fossil fuel made it the fuel of choice for power generation.

By the year 2000, the U.S. economy was thriving, fueled by cheap energy. To meet the growing need for electricity, U.S. utilities ordered 180,000 Megawatts of gas-fired power plants to be installed by 2005. This was, by far, the largest amount of power generation capacity ever installed in such a short period. As a result, the U.S. electricity supply margins and its economy became dependent on natural gas availability and price. Today, almost any new electricity capacity brought on line is generated by natural gas, rather than oil, coal, water or nuclear. This prompted the National Petroleum Council, in its Volume 1 Summary Report for December 1999, to predict that electricity generation will be responsible for 47% of the increase in natural gas consumption between 1998 and 2010.

Current U.S. Demand

According to the United States Department of Energy InfoCard for 2006, the United States currently depended on natural gas for approximately 23% of its total primary energy requirements in 2004. But with its large commitment to the use of natural gas, particularly in the electricity sector, the U.S. now finds itself with a supply shortage at a time of increased demand.

From 1990 through 2003, natural gas consumption in the United States increased by 14%. According to the Energy Information Administration’s Annual Energy Outlook 2007 (AEO2007) U.S. natural gas demand is expected to increase from 22 trillion cubic feet in 2005 to 26.1 trillion cubic feet in 2030, with the bulk of the increase expected to happen by 2020. This pace of growth is slower than in previous forecasts due to a smaller increase in industrial demand and a leveling off in natural gas fired electricity generation. Although natural gas consumption is projected to grow to 26.1 trillion cubic feet in 2030, this is down from the projection of 26.9 trillion cubic feet in 2030 in the AEO2006 forecast and well below the projections of 30 trillion cubic feet or more included in AEO forecasts only a few years ago. The generally higher natural gas prices projected in the AEO2007 forecast results in lower projected growth of natural gas use for electricity generation over the last decade of the projection period. Total natural gas consumption is projected to be almost flat from 2020 through 2030, when growth in residential, commercial, and industrial consumption is offset by a decline in natural gas use for electricity generation as a result of greater coal use.

The demand for natural gas is further influenced by the crude oil market. Although crude oil and natural gas are two separate commodities, their prices have historically been correlated at irregular intervals. Strong oil prices generally keep natural gas prices elevated because fuel oil is a possible substitute for natural gas. As the price of crude oil increases, some industries switch to natural gas. This is particularly true in the electricity sector.

Supply Situation

Presently, the United States relies on three sources for its natural gas. Domestic production accounts for 80% of supply. Imports from Canada, mainly the western provinces of Alberta, British Columbia and Saskatchewan provide an additional 17%. Imports of liquefied natural gas make up the remainder.

According to the AEO2007 forecast, total domestic natural gas production is expected to increase from 18.3 trillion cubic feet in 2005 to 21.1 trillion cubic feet in 2022, before declining to 20.6 trillion cubic feet in 2030 in the AEO2007 forecast. Production of unconventional natural gas is expected to be a major contributor to growth in U.S. natural gas supplies. Incremental production of onshore natural gas comes primarily from unconventional resources, including coalbed methane, tight sandstones, and gas shales. Unconventional production increases in the forecast from 8.0 trillion cubic feet in 2005 to 10.2 trillion cubic feet in 2030, when it accounts for 50 percent of projected domestic U.S. natural gas production, due in part to the addition of the Fayetteville and Woodford shale resources.

In a recent report published by Pickering Energy Partners, a research firm specializing in the energy industry, U.S. supply is expected to grow by approximately 1 billion cubic feet per day or roughly two percent in 2007. This will continue to have a moderating effect on price as the growth in supply is expected to more than satisfy existing demand. This trend is an extension of what was witnessed in 2006 when onshore U.S. natural gas production grew (thru October) by 1.9 billion cubic feet per day or 4% compared to year before. A main cause of this growth was increasing rig count which was up by 225 rigs (+19%) over the same time period. In fact, onshore production has steadily grown since early 2002 when the rig count began to climb steadily. The U.S. rig count has more than doubled and onshore production has increased by approximately 4.5 billion cubic feet per day (+10%) since early 2002.

Commodity Price Volatility

Oil and natural gas prices are volatile and subject to a number of external factors. Prices are cyclical and fluctuate as a result of shifts in the balance between supply and demand for oil and natural gas, world and North American market forces, conflicts in Middle Eastern countries, inventory and storage levels, OPEC policy, weather patterns and other factors. OPEC supply curtailment, tensions in the Middle East, increased demand in China and low North American crude stocks have kept crude oil prices high. Natural gas prices are greatly influenced by market forces in North America since the primary source of supply is contained within the continent.

Market forces include the industry’s ability to find new production and reserves to offset declining production, economic factors influencing industrial demand, weather patterns affecting heating demand and the price of oil for fuel switching.

Seasonality

The exploration for oil and natural gas reserves depends on access to areas where operations are to be conducted. Seasonal weather variations, including freeze-up and break-up affect access in certain circumstances. According to the American Petroleum Institute, more than 60 million U.S. households use natural gas for water heating, space heating, or cooking. In total, natural gas accounts for more than 50 percent of the fuel used to heat U.S. homes. Residential and commercial heating demand for natural gas is highly weather-sensitive, making weather the biggest driver of natural gas demand in the short term. As a result, natural gas demand is highly “seasonal” in nature, with significant “peaks” in the winter heating season.

Governmental Regulation

Operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Operations are or will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from the wells and to limit the number of wells or the locations at which we may be able to drill.

Business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We plan to develop internal procedures and policies to ensure that operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on future operations.

The Company believes that operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on operations than on other similar companies in the energy industry. The Company does not anticipate any material capital expenditures to comply with federal and state environmental requirements.

Environmental Regulation

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases the cost and risk of doing business and consequently affects profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

We have established guidelines and management systems to ensure compliance with environmental laws, rules and regulations. The existence of these controls cannot, however, guarantee total compliance with environmental laws, rules and regulations. We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. We do not currently maintain any insurance against the risks described above, and there is no assurance that we will be able to obtain insurance that is adequate to cover all such costs or that insurance will be available at premium levels that justify purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on capital expenditures, earnings or competitive position. We do believe, however, that the operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Competition

In the New Albany Shale area, we compete with several large and well known public and private companies such as Southwestern Energy Corporation, Chesapeake Energy Resources, CNX Gas Corporation and NGAS Resources Inc. This is one of new emerging shale gas areas and is attracting a great deal of industry interest. Competition for equipment, personnel and services is expected to be similar to the Barnett Shale area in Texas.

Employees

Following the closing of the Merger, the Company has three full time employees, including its President, Chief Financial Officer, and Vice President of Exploration and Development. KY USA intends to hire a land supervisor in the near future.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on business, financial condition or operating results.

Change in Fiscal Year

Prior to the Merger our fiscal year end was February 28 and the fiscal year end of KY USA was October 31. Following published SEC accounting and financial reporting interpretations and guidance and in connection with the Merger, we have changed our fiscal year end to October 31 to match that of KY USA. As a result of this change, our next quarterly report that we will file with the SEC will be for the quarter ended April 30, 2008.

ITEM 1A - RISK FACTORS

RISKS RELATED TO THE BUSINESS AND FINANCIAL CONDITION

We have a limited operating history and if we are not successful in continuing to grow the business, then we may have to scale back or even cease ongoing business operations.

We are in the “developmental” stage of business and have yet to commence any substantive commercial operations. We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. KY USA has a limited operating history and must be considered in the exploration stage. Success is significantly dependent on a successful drilling, completion and production program. Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the company.

Inability to raise sufficient funds to drill enough wells each year would result in the loss of KY USA’s leases.

Pursuant to the leasehold agreement for land in western Kentucky, we are required to drill 12 wells per year. We currently estimate that the cost to drill each well to be approximately $350,000, for a total of approximately $4.2 million each year. We currently do not have the funds to complete these drillings and we will require additional funds to do so. In the event that we cannot raise the necessary funds or do not drill 12 wells per year, we would lose the rights to the leasehold property. The loss of the leasehold land would have a material adverse impact on business.

If we are unable to obtain additional funding business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We will require additional funds to drill wells on the leasehold property. We anticipate that we will require up to approximately $10,000,000 to fund continued operations for the next twelve months, depending on revenue, if any, from operations. Additional capital will be required to effectively support the operations and to otherwise implement overall business strategy. We currently do not have any contracts or commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict the ability to grow and may reduce the ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail drilling and development plans and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

Because we are small and do not have much capital, we may have to limit exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you will lose your investment.

If we are unable to continue to retain the services of Messrs. Steven D. Eversole, Samuel L. Winer and C. G. Collins or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue operations.

Success depends to a significant extent upon the continued services of Mr. Steven D. Eversole, the President, Mr. Samuel L. Winer, the Chief Financial Officer, and C. G. Collins, the Vice President of Exploration and Development. Loss of the services of Messrs. Eversole, Winer or Collins could have a material adverse effect on growth, revenues, and prospective business. We have not obtained key-man insurance on the life of Messrs. Eversole, Winer or Collins. In order to successfully implement and manage the business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

As properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on the properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. The properties are in the exploration stage only and while we have proven reserves on the properties, we have not yet begun production. We may not establish commercial discoveries on any of the properties.

We are a new entrant into the oil and gas exploration and development industry without profitable operating history.

Since inception, activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding property related production potential or revenue generation potential. As a result, future revenues may be limited or non-existent.

The business of oil and gas exploration and development is subject to many risks. The potential profitability of oil and natural gas properties if economic quantities are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

Drilling operations may not be successful.

There can be no assurance that future drilling activities will be successful, and we cannot be sure that overall drilling success rate or production operations within a particular area will ever come to fruition and, if it does, will not decline over time. We may not recover all or any portion of the capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

Production initiatives may not prove successful.

The shales from which we intend to produce natural gas frequently contain water, which may hamper the ability to produce gas in commercial quantities. The amount of natural gas that can be commercially produced depends upon the rock and shale formation quality, the original free gas content of the shales, the thickness of the shales, the reservoir pressure, the rate at which gas is released from the shales, and the existence of any natural fractures through which the gas can flow to the well bore. However, shale rock formations frequently contain water that must be removed in order for the gas to detach from the shales and flow to the well bore. The ability to remove and dispose of sufficient quantities of water from the shales will determine whether or not we can produce gas in commercial quantities.

There is no guarantee that the potential drilling locations we have or acquire in the future will ever produce natural gas, which could have a material adverse effect upon the results of operations.

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities.

Prospects are in various stages of preliminary evaluation and assessment and we have not reached the point where we will decide to drill at all on the subject prospects. The use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

If production results from operations, we are dependent upon transportation and storage services provided by third parties.

We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder processing and marketing operations and/or affect sales margins.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulations. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring new leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state or local authorities may be changed and any such changes may have material adverse effects on activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain operations.

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of operations.

In general, exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on the ability to operate and profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate profitably.

RISKS RELATED TO COMMON STOCK

There is currently a limited public market for our common stock. Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

There has been a limited public market for our common stock and an active public market for our common stock may not develop. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for common stock does develop, the market price of common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Common stock is subject to the “Penny Stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company maintains its principal office at 321 Somerset Road, Suite 1, London, KY 40741 and its telephone number at that office is (606) 878-5987. The Company’s current office space is shared with Tri-Global Holdings LLC, whose office consists of approximately 3,000 square feet. The rent is donated by its President, Steve Eversole, who is the Managing Partner of Tri-Global Holdings LLC. We believe that existing facilities are suitable and adequate to meet current business requirements.

On October 4, 2007, KY USA entered into a Farm-Out Assignment Agreement (the “Farm-Out Agreement”) with K & D Energy, pursuant to which for a cost of approximately $1.7 million, KY USA secured a 100% working interest being a 75% net revenue interest in nine separate mineral leases in Western Kentucky covering 2,092 acres targeting the New Albany Shale. Pursuant to the Farm-Out Agreement, KY USA is required to drill 12 wells per year within the leasehold.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ended February 29, 2008.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is currently listed on the OTC Bulletin Board under the symbol “KYUS.” Prior to November 7, 2007, the Company’s stock was listed on the OTC Bulletin Board under the symbol “LSRC.”

For the period from November 24, 2007 to date, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
February 29, 2008	$1.37	$0.61
November 30, 2007 (1)	$0.65	$0.65

(1)	From November 24, 2007, the first available date during this quarter.

Recent Sales of Unregistered Securities

On May 29, 2008 we closed a private offering of an 8% senior secured convertible note and warrants to purchase 2,500,000 shares of the Company’s common stock, $0.0001 par value per share, to one institutional investor for aggregate gross proceeds of $2.5 million, as more fully described below and in our Form 8-K filed with the SEC on June 4, 2008.

Holders

As of May 29, 2008, we have 35,000,000 shares of our Common Stock issued and outstanding held by 11 shareholders of record.

Dividends

The Company has never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company intends to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

The Board of Directors and stockholders of the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) on October 19, 2007 which reserves a total of 4,000,000 shares of Common Stock for issuance under the 2007 Plan. If an incentive award granted under the 2007 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 Plan. As of the date hereof, we have not granted any awards under the Plan.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on KY USA’s financial statements, which KY USA has prepared in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

We are an early stage oil and gas company led by an experienced management team and focused on drilling, production, and acquisition of natural gas. Our primary operations will be centered on the New Albany Shale of western Kentucky.

Plan of Operations

KY USA’s strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed using current technology.

We seek to achieve attractive returns on capital for the benefit of stockholders through investment in developmental plays, rather than exploratory. In this way we hope to maintain a strong balance sheet to enable us to be flexible from an operational and financial standpoint.

We have secured, at a cost of approximately $1.7 million, a 75% net revenue interest in a leasehold in western Kentucky covering 2,092 acres targeting New Albany Shale. Approximately 40-50 drilling locations are on this lease and the wells will be from 1,800-2,500 feet vertically. Estimated net recoverable proved undeveloped reserves, as determined by an independent petroleum engineer, are 499.8 Mcf per well or 19.992 BCF based on 40 locations with 40 acre spacing. The leasehold is directly adjacent to producing wells. The western Kentucky acreage is located in the middle of several ongoing drilling projects by several mid-major energy companies. We have purchased the rights to drill for gas out of the shale on the property. Although there are oil wells on the leasehold, we do not have any rights to the oil and it is anticipated that we will not pursue any oil rights, since we will be concentrating our efforts on natural shale gas.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable us to identify, evaluate, and develop natural gas projects.

While we anticipate the majority of future capital expenditures will be expended on the drilling of wells, we intend to use our experience and regional expertise to add leasehold interests to the inventory of leases for future drilling activities, as well as property acquisitions.

Disciplined Acquisition Strategy

We intend to acquire producing oil and gas properties where we believe significant additional value can be created. Management is primarily interested in developmental properties where some combination of these factors exist: (1) opportunities for long production life with stable production levels; (2) geological formations with multiple producing horizons; (3) substantial exploitation potential; and (4) relatively low capital investment production costs.

Exploitation of Properties

We intend to maximize the value of properties through a combination of successful drilling, increasing recoverable reserves and reducing operating costs. We employ a latest technology such as directional and horizontal drilling. These methods have historically produced oil and gas at faster rates and with lower operating costs basis than traditional vertical drilling.

Experienced and Dedicated Personnel

The Company is led by an experienced team of energy industry veterans with direct exploration and production experience in the region, having worked for companies that drilled and/or developed over 800 wells in Kentucky, Tennessee, Illinois, and Indiana.

We intend to maintain a highly competitive team of experienced and technically proficient employees and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which is encouraged through the stock option plan, is essential for attracting, retaining and motivating qualified personnel.

Liquidity and Capital Resources

As of February 29, 2008, the Company had a cash balance of $1,398. Immediately following the closing of the Merger, under the terms of a Split-Off Agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned subsidiary, Leaseco. Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding capital stock of Leaseco to Christopher Greenwood, a former director of the Company.

Through November 30, 2007, we had sold $30,000 in equity securities to pay for our business operations. On June 14, 2007, we closed our offering pursuant to an SB-2 Registration Statement filed with the SEC, which became effective on June 5, 2007. We sold 1,000,000 shares of common stock to 25 unaffiliated shareholders at $0.025 per share for total proceeds of $25,000. There was no underwriter involved in this public offering. We incurred expenses to third parties of approximately $7,683 in connection with the preparation and filing of the Form SB-2 and amendments thereto, and net proceeds to us from this Form SB-2 offering were approximately $17,317. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.

As a result of the Merger which closed on May 2, 2008, the Company expects significant capital expenditures during the next 12 months, contingent upon its ability to raise the required capital. These anticipated expenditures are for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes.

Private Placement

On May 29, 2008 we closed a private offering (the “Offering”) of an 8% senior secured convertible note (the “Note”) and warrants (the “Warrants”) to purchase 2,500,000 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), to one institutional investor (the “Investor”) for aggregate gross proceeds of $2.5 million, as more fully described in our Form 8-K filed with the SEC on June 4, 2008. The Offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act. The Note and Warrants were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. We paid cash commissions of ten percent (10%) and ten percent (10%) warrant coverage to a registered broker-dealer and its designee in connection with the Offering. The Company plans to use the proceeds of the financing to begin drilling at one or more of the five locations that, as previously disclosed, it has identified for its initial wells, and for general working capital purposes.

Including the net proceeds from the Offering, the Company only has sufficient funds to conduct its operations for three to six months. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

The Company presently does not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from the Offering. Due to its brief history and historical operating losses, the Company’s operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail its operations.

Notes Issued by KY USA

On October 5, 2007, KY USA issued K & D a promissory note with a principal amount of $1,000,000. The promissory note is due and payable on August 5, 2008 and does not bear interest. The Company repaid $350,000 of this note out of the proceeds of the Offering.

On October 5, 2007, KY USA entered into a loan agreement with Somerset pursuant to which Somerset loaned KY USA $800,000 evidenced by a promissory note. The promissory note is due on June 15, 2008, and bears interest at 10%, payable monthly. In the event that the Company raises $1,000,000 in connection with any financing, merger or acquisition, the Company has the right to repay the promissory note without any prepayment penalty. In addition, upon KY USA merging with the Company, Somerset received warrants to purchase 2,000,000 shares of Common Stock of the Company, such warrants having an exercise price of $1.00 and expiring five years after issuance. The Company repaid $700,000 of this note out of the proceeds of the Offering.

On January 17, 2008, KY USA entered into a loan agreement with John Thomas pursuant to which John Thomas loaned KY USA $100,000 evidenced by a promissory note. The promissory note was to be due on June 17, 2008, and bore interest at 10%. In addition, upon KY USA merging with the Company, John Thomas received warrants to purchase 250,000 shares of Common Stock, such warrants having an exercise price of $1.00 per share and expiring five years after issuance. The Company repaid this loan out of the proceeds of the Offering.

These three notes were issued in connection with KY USA’s (now, the Company’s) obligation to pay K & D $1.7 million as the purchase price for its interest in the Illinois Basin leasehold.

On May 9, 2008, KY USA issued a promissory note with a principal amount of $100,000 to one lender. The promissory note was to be due on June 15, 2008, and bore interest at 10%. In addition, upon KY USA merging with the Company, this lender received warrants to purchase 200,000 shares of Common Stock, such warrants having an initial exercise price of $1.00 per share and expiring five years after issuance. The Company repaid this loan out of the proceeds of the Offering.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	27

Balance Sheets as of February 29, 2008 and February 28, 2007	28

Statements of Operations for the years ended February 29, 2008 and February 28, 2007 and for the period from September 29, 2006 (inception) through February 29, 2008	29

Statement of Changes in Stockholders’ Equity from September 29, 2006 (inception) through February 29, 2008	30

Statement of Cash Flows for the years ended February 29, 2008 and February 28, 2007 and for the period from September 29, 2006 (inception) through February 29, 2008	31

Notes to Financial Statements	32

GEORGE STEWART, CPA

2301 SOUTH JACKSON STREET, SUITE 101-G

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kentucky USA Energy, Inc.

I have audited the accompanying balance sheet of Kentucky USA Energy, Inc. (An Exploration Stage Company) as of February 29, 2008 and 2007, and the related statement of operations, stockholders’ equity and cash flows for the years then ended and the period from September 29, 2006 (inception), to February 29, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky USA Energy, Inc. (An Exploration Stage Company) as of February 29, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from September 29, 2006 (inception), to February 29, 2008, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #6 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington June 9, 2008

KENTUCKY USA ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

Balance Sheets

ASSETS
	As of Feb .29, 2008	As of Feb. 28, 2007
Current Assets
Cash	$1,398	$3,235

Total Current Assets	1,398	3,235

	$1,398	$3,235

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	16,524
Officers Advances Payable	355	5,350

Total Current Liabilities	16,879	5,350

Total Liabilities	16,879	5,350
Stockholders’ Equity (Deficit)
Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; -0- shares issued and outstanding Common stock, ($0.0001 par value, 300,000,000 shares authorized 36,000,000 and 2,000,000 shares issued and outstanding as of November 30, 2007 and February 28, 2007 respectively)	3,600	200
Additional paid-in capital	29,700	4,800
Deficit accumulated during exploration stage	(48,781)	(7,115)

Total Stockholders’ Equity (Deficit)	(15,481)	(2,115)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$1,398	$3,235

See Accompanying Notes

KENTUCKY USA ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

Statements of Operations

	Year Ended February 29, 2008	Year Ended February 28, 2007		September 29, 2006 (inception) through February 29, 2008
Revenues
Revenues	$—	$		$—

Total Revenues	—			—
Operating Costs
Administrative Expenses	38,366		7,115	45,481

Total Operating Costs	38,366		7,115	45,481

Net Income (Loss)	$(38,366)		$(7,115)	$(45,481)

Basic earnings (loss) per share	$(0.00)		$(0.00)

Weighted average number of common shares outstanding	14,756,831		2,000,000

See Accompanying Notes

KENTUCKY USA ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

Statement of Changes in Stockholders’ Equity

From September 29, 2006 (Inception) through February 29, 2008

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
Balance, September 29, 2006	—	$—	$—	$—	$—
Stock issued for cash on October 2, 2006 @ $0.0025 per share	2,000,000	200	4,800		5,000
Net loss, February 28, 2007				(7,115)	(7,115)

Balance, February 28, 2007	2,000,000	$200	$4,800	$(7,115)	$(2,115)

Stock issued for cash on June 28, 2007 @ $0.025 per share	1,000,000	100	24,900		25,000
Stock issued as dividend on October 19, 2007 effected as a 12 for 1 forward split	33,000,000	3,300		(3,300)	—
Net loss, February 29, 2008				(38,366)	(38,366)

Balance, February 29, 2008	36,000,000	$3,600	$29,700	$(48,781)	$(15,481)

See Accompanying Notes

KENTUCKY USA ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

Statements of Cash Flows

	Year Ended February 29, 2008	Year Ended February 28, 2007	September 29, 2006 (inception) through February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(38,366)	$(7,115)	$(45,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	16,524		16,524
Increase (decrease) in Officers Advances Payable	(4,995)	5,350	355

Net cash provided by (used in) operating activities	(26,837)	(1,765)	(28,602)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	—	—	—

Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	3,400	200	3,600
Additional paid-in capital	24,900	4,800	29,700
Stock Dividend	(3,300)		(3,300)

Net cash provided by (used in) financing activities	25,000	5,000	30,000

Net increase (decrease) in cash	(1,837)	3,235	1,398
Cash at beginning of period	3,235	—	—

Cash at end of period	$1,398	$3,235	$1,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$—	$—	$—

Income Taxes	$—	$—	$—

See Accompanying Notes

KENTUCKY USA ENERGY, INC.

(Formerly Las Rocas Mining Corp.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kentucky USA Energy, Inc., (formerly Las Rocas Mining Corp.) was incorporated on September 29, 2006 under the laws of the State of Delaware. The Company is beneficial owner of Bat 1-4 Mineral Claims, Tonopah Project Area, and Esmeralda County, Nevada.

On October 26, 2007, the Company filed an Amended and Restated Certificate of Incorporation to change its name to Kentucky USA Energy, Inc., as well as increase the authorized shares to 300,000,000 shares, par value $.0001 per share.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company’s principal business plan was to acquire, explore and develop mineral properties, but has subsequently decided to seek a possible business combination.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenues and expenses using the accrual method of accounting for financial and tax reporting purposes.

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

FEBRUARY 29, 2008

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

NOTE 3 – PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended February 29, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

KENTUCKY USA ENERGY, INC.

(Formerly Las Rocas Mining Corp.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2008

NOTE 4 – COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We have implemented this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

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

FEBRUARY 29, 2008

NOTE 6 – GOING CONCERN

Future issuances of the company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $48,781 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

Christopher Greenwood, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 – STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123 “Share Based Payment”. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On October 2, 2006 the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $5,000.

On June 28, 2007 the Company issued a total of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $0.025 per share for a total of $25,000 pursuant to the Company’s SB-2 offering.

KENTUCKY USA ENERGY, INC.

(Formerly Las Rocas Mining Corp.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2008

On October 19, 2007, the Company effected a 12 for 1 forward split in the form of a dividend of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for twelve post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares. The Company also changed its post split authorized capital to 300,000,000 shares of common stock with a par value of $.0001 per share

As of February 29, 2008, the Company had 36,000,000 shares of common stock issued and outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of February 29, 2008:

Common stock, $0.0001 par value: 300,000,000 shares authorized; 36,000,000 shares issued and outstanding.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

NOTE 10 – SUBSEQUENT EVENTS

On May 2, 2008, the Company, KY Acquisition Corp., a wholly-owned subsidiary of the Company, and KY USA Energy, Inc. entered into an Agreement and Plan of Merger and Reorganization. Pursuant to the terms of the Merger Agreement, KY Acquisition Corp. merged with and into KY USA, which became a wholly-owned subsidiary of the Company.

On May 2, 2008, each share of KY USA’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 9,000 shares of the Company’s common stock, par value $.0001 per share. An aggregate of 18,000,000 shares of the Company’s common stock was issued to the holders of KY USA’s common stock.

On May 2, 2008, the Company assumed all of KY USA’s loan agreements and promissory notes including (i) Somerset Recycling Service, Inc. bridge loan for $800,000, due June 15, 2008 and bears interest at 10%; (ii) K & D Energy promissory note for $1,000,000, due August 5, 2008 and does not bear interest; (iii) John Thomas Bridge and Opportunity Fund bridge loan for $100,000 due on June 17, 2008 and bears interest at 10%.

On May 2, 2008, the Company assumed all of KY USA’s obligations under KY USA’s outstanding stock options and warrants. At the time of the Merger, KY USA did not have any outstanding stock options or warrants to purchase shares of its common stock, except that (i) pursuant to the Somerset Bridge Loan with KY USA, Somerset received a warrant to purchase

KENTUCKY USA ENERGY, INC.

(Formerly Las Rocas Mining Corp.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2008

2,000,000 shares of the Company’s Common Stock and (ii) pursuant to the John Thomas Bridge Loan with KY USA, John Thomas received a warrant to purchase 250,000 shares of the Company’s Common Stock.

On May 2, 2008, the Company (in a Split-Off agreement) transferred all of its pre-merger operating assets and liabilities to its wholly-owned subsidiary, Las Rocas Leaseco Corp., a Delaware corporation. The outstanding capital stock of Leaseco was transferred to Christopher Greenwood in exchange for cancellation of 24,000,000 shares of the Company’s Common Stock.

On May 2, 2008, Christopher Greenwood resigned as director and officer of the Company. A new board was appointed consisting of Steve Eversole, Sam Winer and C.G. Collins.

On May 2, 2008, the Company entered an Investor Relations Agreement whereby the issuance of 5,000,000 shares of common stock was paid to Gottbetter & Partners, LLP for investor relation services following the closing of the merger.

On May 2, 2008, the Company entered into an employment agreement with Steven D. Eversole, its Chief Executive Officer. Pursuant to the terms of the agreement, Mr. Eversole will receive annual compensation of $90,000 for a period of four years, automatically renewing for one year periods unless terminated. If terminated for good reason by Mr. Eversole, or without cause by the Company, Mr. Eversole will be entitled to receive severance payment of one year base salary.

On May 2, 2008, the Company entered into an employment agreement with Samuel L. Winer, its Chief Financial Officer. Pursuant to the terms of the agreement, Mr. Winder will receive annual compensation of $84,000 for a period of four years, automatically renewing for one year periods unless terminated. If terminated for good reason by Mr. Winer or without cause by the Company, Mr. Winer will be entitled to receive severance payment of one year base salary.

On May 2, 2008, the Company entered into an employment agreement with C.G. Collins, its Vice President. Pursuant to the terms of the agreement, Mr. Collins will receive annual compensation of $90,000 for a period of four years, automatically renewing for one year periods unless terminated. If terminated for good reason by Mr. Collins or without cause by the Company, Mr. Collins will be entitled to receive severance payment of one year base salary.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

ITEM 8A(T) - INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) Management’s Annual Report on Internal Control Over Financial Reporting. The management of Kentucky USA Energy, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Under the supervision and with the participation of our senior management, consisting of Steven D. Eversole, our chief executive officer, and Samuel L. Winer, our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of February 29, 2008, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS,

PROMOTERS, CONTROL PERSONS AND CORPORATE

GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF

THE EXCHANGE ACT

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors following the Merger:

Name:	Age	Title
Steven D. Eversole	47	Chief Executive Officer and Director
Samuel L. Winer	69	Chief Financial Officer and Director
C. G. Collins	67	Vice President of Engineering and Development and Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are five seats on the Company’s Board of Directors, of which, two are currently vacant and will be filled at the direction of each of KY USA shareholders and the Company’s shareholders.

Currently, directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Steven D. Eversole has been the Chief Executive Officer of KY USA since October 2007 and became the Chief Executive Officer of the Company after the Merger. Since 2002, Mr. Eversole has been the Managing Partner of Tri Global Holdings, LLC, a private financing company for homeowners with financial difficulty. He began his career with American Electric Power (AEP), a Fortune 100 company. Mr. Eversole received a Bachelor of Science degree from Eastern Kentucky University in Industrial Technology.

Samuel L. Winer became the Chief Financial Officer of the Company in connection with the Merger. Currently, Mr. Winer is President of Evergreen Management Corporation and has been in that position since 2002. Mr. Winer was formerly Chief Executive Officer and Chairman of the Board of Diagnostic Corporation of America, an OTC-BB company, and held those positions from 2000 to 2006, until it was sold to NF Energy Corporation of China in late 2006. Mr. Winer formed and was the president of INVESCO Oil Company and Lion Drilling Associates. Mr. Winer was President, Director, and Chief Operating Officer of Wichita Securities, the broker/dealer arm of Wichita Resources, a subsidiary of Wichita Industries, listed on the American Stock Exchange. In addition, Mr. Winer was a consultant to Bear Stearns, the underwriter for Inexco Oil Company, a NYSE company, in the marketing of oil and gas partnerships. He became a regional vice president for Inexco Oil Company. Later, Mr. Winer joined the Damson Oil Corporation, listed on the American Stock Exchange, in the same capacity. Mr. Winer assisted in the formation and development of the broker/dealer affiliate of a major insurance company and served as compliance officer for that firm. Mr. Winer is a graduate of the Pennsylvania State University.

C. G. Collins, became the Vice President of Engineering and Development of the Company in connection with the Merger. Since 1969, Mr. Collins has run his own company, Collins Petroleum, Inc. and from 1997 to the present, he has been an Independent Petroleum Engineer, having drilled and/or developed wells in Kentucky, Tennessee, Illinois, and Indiana. Mr. Collins’ experience ranges from equipment operator in 1960 to manager-in-charge with Dowell, a division of Dow Chemical. From 1965 to 1969, Mr. Collins was in charge of completion and re-completion of oil and gas wells. He was manager-in-charge for the eastern half of Michigan for Dowell. Mr. Collins has served as President of both the Tennessee Oil and Gas Association and the Kentucky Oil and Gas Association; was named Oil Man of the Year – Tennessee; and is affiliated with the American Institute of Mining, Metallurgical and Petroleum Engineering, the American Petroleum Institute, and the Society of Petroleum Engineers. He holds a Bachelor of Science degree in Chemistry from Campbellsville University and a Bachelor of Science degree in Petroleum Engineering from the University of Texas.

Board Committees

The Company currently has not established any committees of the Board of Directors.

Code of Ethics

The Company has not adopted a written code of ethics. Now that the Merger has been completed the Company expects to adopt a code of ethics in the near future.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to the Company’s Chief Executive Officer. No other executive officers earned more than $100,000 per year at the end of the last completed fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Christopher Greenwood,	2007	0	0	0	0	0	0	0	0
Chief Executive Officer (1)	2006	0	0	0	0	0	0	0	0

(1)	Effective upon the closing of the Merger on May 2, 2008, Mr. Greenwood resigned as our Chief Executive Officer.

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2007 Plan. (See “Item 5. Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans” above.) We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Employment Agreements with Executive Officers

In connection with the Merger, the Company entered into employment agreements with Steven D. Eversole, Sam Winer and C. G. Collins with the following terms:

Steven D. Eversole

The Company entered into an employment agreement with Mr. Eversole to serve as Chief Executive Officer, effective May 2, 2008. Pursuant to the agreement, Mr. Eversole will receive annual compensation of $90,000 for a period of four years. In addition, Mr. Eversole is entitled to participate in any and all benefit plans, from time to time, in effect for the Company employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that Mr. Eversole terminates the employment agreement for “Good Reason” (as defined therein) or the Company terminates the employment agreement without Cause (as defined therein), Mr. Eversole will be entitled to a severance payment of one year base salary. The employment agreement automatically renews for one year periods thereafter unless terminated pursuant to the agreement.

Samuel L. Winer

The Company entered into an employment agreement with Mr. Winer to serve as Chief Financial Officer, effective May 2, 2008. Pursuant to the agreement, Mr. Winer will receive annual compensation of $84,000 for a period of four years. In addition, Mr. Winer is entitled to participate in any and all benefit plans, from time to time, in effect for the Company employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that Mr. Winer terminates the employment agreement for “Good Reason” (as defined therein) or the Company terminates the employment agreement without Cause (as defined therein), Mr. Winer will be entitled to a severance payment of one year base salary. The employment agreement automatically renews for one year periods thereafter unless terminated pursuant to the agreement.

C. G. Collins

The Company entered into an employment agreement with Mr. Collins to serve as Vice-President of Exploration and Development, effective May 2, 2008. Pursuant to the agreement, Mr. Collins will receive annual compensation of $90,000 for a period of four years. In addition, Mr. Collins is entitled to participate in any and all benefit plans, from time to time, in effect for the Company employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that Mr. Collins terminates the employment agreement for “Good Reason” (as defined therein) or the Company terminates the employment agreement without Cause (as defined therein), Mr. Collins will be entitled to a severance payment of one year base salary. The employment agreement automatically renews for one year periods thereafter unless terminated pursuant to the agreement.

Compensation of Directors

Prior to the Merger, we paid our then sole director, Christopher Greenwood, a fee of $750 per month for serving as sole director. During the fiscal years ended February 29, 2008 and February 28, 2007 there were no other arrangements between us and our director that resulted in our making payments to him for any services provided to us by him as director.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock (1) by each person who is known by us to beneficially own more than 5% of Common Stock, (2) by each of the Company’s officers and directors; and (3) by all of the officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Kentucky USA Energy, Inc., 321 Somerset Road, Suite 1, London, KY 40741.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Steven D. Eversole	Common Stock	8,500,000	(3)	24.29%
Samuel L. Winer	Common Stock	0		0%
C. G. Collins	Common Stock	3,600,000	(4)	10.29%
All Officers and Directors As a Group (3 persons)	Common Stock	12,100,000		34.57%
Saddlebrook Holdings, LLC (5) 22 Saddlebrook Garden London, KY 40744	Common Stock	6,900,000		19.71%
Collins Family Trust (6) 107 Forest Hills Drive Campbellsville, KY 42718	Common Stock	3,600,000		10.29%
Trinity Group Holdings, LLC (7) 88 Grand Circle Drive Somerset, KY 42503	Common Stock	3,600,000		10.29%
Winer Family Trust (8) 7270 Maidencane Ct. Largo, FL 33777	Common Stock	2,200,000		6.29%
Somerset Recycling Service, Inc. (9) 1 Recycle Way Somerset, KY 42503	Common Stock	2,000,000	(10)	5.41%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 2, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 35,000,000 shares of common stock outstanding as of May 2, 2008.

(3)	Includes 6,900,000 shares held by Saddlebrook Holdings, LLC, of which Mr. Eversole has voting and investment control over shares held by such entity.

(4)	Represents shares held by Collins Family Trust, of which Mr. Collins is a trustee and has voting and investment control over shares held by such entity.

(5)	Steven and Katherine Eversole, as members, have voting and investment control over shares held by this entity.

(6)	C.G. and Lynda Collins, as trustees, have voting and investment control over shares held by this entity.

(7)	M. Joel and Cynthia A. Patton, as members, have voting and investment control over shares held by this entity.

(8)	Scott L. Wyler, as trustee, has voting and investment control over shares held by this entity.

(9)	Steve Keck, as President, has voting and investment control over shares held by this entity.

(10)	Represents shares issuable upon exercise of outstanding warrants.

Changes in Control

Subsequent to the Merger, there are no arrangements which may result in a change in control of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Prior to the Merger, our executive offices were located at 111 W. Gutierrez Street, Santa Barbara, CA 92103, and provided to us by our director, Christopher Greenwood, at no cost to us.

Prior to the Merger, Mr. Greenwood had advanced funds to the Company to pay for any costs incurred by it. These funds were interest free. The balance due Mr. Greenwood was $355 on February 29, 2008.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 13 - EXHIBITS

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., KY Acquisition Corp. and KY USA Energy, Inc. (1)

2.2	2.2	Split-Off Agreement, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., Christopher Greenwood, Las Rocas Leaseco Corp. and KY USA Energy, Inc. (1)

3.1	3.1	Amended and Restated Certificate of Incorporation of Registrant as filed with the Delaware Secretary of State on October 26, 2007 (2)

3.2	3.2	By-Laws of Registrant (3)

3.3	2.3	Amendment to By-laws of Kentucky USA Energy, Inc. (formerly Las Rocas Mining Corp.) (1)

3.4	3.2	Articles of Merger of KY Acquisition Corp. into KY USA Energy, Inc. (1)

10.1	10.1	Registrant’s 2007 Equity Incentive Plan adopted October 19, 2007, 2007 (4)

10.2	10.2	Escrow Agreement, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., Steven D. Eversole and Gottbetter & Partners, LLP (1)

10.3	10.3	IR Shares Escrow Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and Gottbetter & Partners, LLP (1)

10.4	10.4	Form of Lock-Up Agreement, dated as of May 2, 2008 (1)

10.5	10.5	General Release Agreement, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., Christopher Greenwood, Las Rocas Leaseco, Inc. and KY USA Energy, Inc. (1)

10.6	10.6	Employment Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and Steven D. Eversole (1)

Exhibit No.	SEC Report Reference Number	Description

10.7	10.7	Employment Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and Samuel L. Winer (1)

10.8	10.8	Employment Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and C. G. Collins (1)

10.9	10.9	Form of Bridge Lender Warrant, dated as of May 2, 2008 (1)

21	*	List of Subsidiaries

31.1	*	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive Officer

31.2	*	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive Officer

32.2	*	Rule 1350 Certification of Chief Financial Officer

99.1	99.1	Form of Registrant’s Stock Subscription Agreement (3)

*	Filed herewith.

(1)	Filed with the Securities and Exchange Commission on May 5, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-141480) on Form 8-k, which exhibit is incorporated herein by reference

(2)	Filed with the Securities and Exchange Commission on November 1, 2007 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-141480) on Form 8-k, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on March 22, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-141480) on Form SB-2, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on January 14, 2008 as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-141480) on Form 10-KSB, which exhibit is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended February 29, 2008 and February 28, 2007 are set forth in the table below:

Fee Category	Fiscal year ended February 29, 2008	Fiscal year ended February 28, 2007
Audit fees (1)	$7,000	$7,000
Audit-related fees (2)	0	0
Tax fees (3)	500	0
All other fees (4)	0	0
Total fees	$7,500	$7,000

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2008	KENTUCKY USA ENERGY, INC.

	By:	/s/ Steven D. Eversole
Steven D. Eversole, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Samuel L. Winer
Samuel L. Winer, Chief Financial Officer (Principal F Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven D. Eversole Steven D. Eversole	President, Chief Executive Officer and Director	June 12, 2008

/s/ Samuel L. Winer Samuel L. Winer	Chief Financial Officer and Director	June 11, 2008