Form 10-Q
period 2008-07-31
Kentucky USA Energy, Inc.
filed 2008-09-22
CIK 1393614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-141480

KENTUCKY USA ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5750488
(State of incorporation)	(IRS Employer Identification No.)

321 Somerset Road, Suite 1
London, KY 40741
(Address of principal executive offices)

(606) 878-5987
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 36,194,592 shares of the issuer’s common stock outstanding as of July 31, 2008.

KENTUCKY USA ENERGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Balance Sheet (unaudited)

July 31, 2008
Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$2,142,100

Total current assets	2,142,100

Other Assets
Advances to public shell company
Loan fees	1,096,188
Discounts	-
Proved natural gas properties, using full cost method	2,020,396

Total other assets	3,116,584

Other property and equipment, net	5,000

Total assets	$5,263,684

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$58,333
Derivative liability - warrants	2,126,959
Notes payable, due within one year	650,000

Total current liabilities	2,835,292

Long-term Debt
Convertible debt, net of discounts of $2,576,458	1,208,111
Notes payable, less current maturities	2,500,000
Total long-term debt	3,708,111

Total liabilities	6,543,403

Stockholders' Deficit
Common stock, ($0.0001 par value; 300,000,000 shares
authorized; 36,194,592 shares issued and outstanding)	3,868
Additional paid-in capital	3,428,749
Deficit accumulated during exploration stage	(4,712,336)

Total stockholders' deficit	(1,279,719)

Total liabilities and stockholders' deficit	$5,263,684

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended	Nine Months Ended	From Inception
	July 31, 2008	July 31, 2008	to July 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

General and Administrative Expenses
Amortization of loan fees	54,016	54,016	54,016
General and administrative	31,347	38,896	38,896
Legal and accounting	181,582	242,808	244,808

Loss from operations	(266,945)	(335,720)	(337,720)

Other Income (expense)
Changes in fair value of derivative liability	2,759,418	2,759,418	2,759,418
Interest expense	(7,083,821)	(7,126,834)	(7,132,534)

Loss before income taxes	(4,591,348)	(4,703,136)	(4,710,836)

Income taxes	-	-	-

Net loss	$(4,591,348)	$(4,703,136)	$(4,710,836)

Net income per share
Basic and diluted:
Operations	$(0.13)	$(0.20)	$(0.20)
Total	$(0.13)	$(0.20)	$(0.20)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' (Deficit)

Balance at October 5, 2007 (inception)	-	$-	$-	$-	$-

18,000,000 shares of stock issued for services
on October 5, 2007 at $0.001 per share	18,000,000	1,800	200		2,000

Net loss for the period	-	-	-	(7,700)	(7,700)

Balance at October 31, 2007	18,000,000	1,800	200	(7,700)	(5,700)

May 2008 issuance of 12,000,000 shares in connection with merger, net of $8,500,000 of common shares issued as cost of the transaction	12,000,000	1,200	(8,499,500)	(1,500)	(8,499,800)

May 2008 issuance of 5,000,000 shares in connection with issuance costs of recapitalization	5,000,000	500	8,499,500	-	8,500,000

Issuance of stock in partial settlement of derivative liability - May 2008	1,194,592	368	3,428,549		3,428,917

Net loss for the period (unaudited)	-	-	-	(4,703,136)	(4,703,136)

Balance at July 31, 2008 (unaudited)	36,194,592	$3,868	$3,428,749	$(4,712,336)	$(1,279,719)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended	From Inception
	July 31, 2008	to July 31, 2008
	(Unaudited)	(Unaudited)
Net loss	$(4,703,136)	$(4,710,836)
Adjustments to reconcile net loss to net cash
used in operating activities
Noncash equity transactions	3,479,156	3,431,117
Changes in fair value of derivative liability	(2,759,418)	(2,759,418)
Fair market value adjustment on convertible debt	(3,429,117)	(3,429,117)
Amortization of convertible debt and derivative liability - warrants	3,723,579	3,723,579

Increase in liabilities
Accrued liabilities	52,634	58,333
Total adjustments to reconcile net loss to net cash
used in operating activities:	1,066,834	1,024,494

Net cash used in operating activities	(3,636,302)	(3,686,342)

Cash flows from investing activities
Purchases of other property & equipment	(5,000)	(5,000)
Purchases of natural gas leases	(300,668)	(2,020,396)
Total cash flows from investing activities	(305,668)	(2,025,396)

Cash Flows From Financing Activities
Increase in convertible debt	3,300,026	3,300,026
Proceeds from borrowings, net of loan fees of $1,096,188	4,003,812	5,803,812
Repayments of long-term debt	(1,250,000)	(1,250,000)

Total cash flows from financing activities	6,053,838	7,853,838

Net increase in cash	2,111,868	2,142,100

Cash and cash equivalents, beginning of period	30,232	-
Cash and cash equivalents, end of period	$2,142,100	$2,142,100
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$44,896	$50,595
Cash paid for income taxes	$-	$-

During the quarter ended July 31, 2008 the Company incurred noncash financing costs of $6,300,037.

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kentucky USA Energy, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ended October 31, 2008. The Company is still in the exploration stage, has recognized no revenue to date, and therefore has recorded no income tax expense.

These consolidated financial statements include the accounts of Kentucky USA Energy, Inc. and the accounts of its subsidiary, KY USA Energy, Inc. All inter-company balances have been eliminated in consolidation.

Note 2 – Acquisition

On May 2, 2008 Kentucky USA Energy, Inc. ("Kentucky,” “Company"), a Delaware corporation, completed the acquisition of all the outstanding stock of KY USA Energy, Inc.  ("KY"), a Kentucky corporation, in exchange for 18,000,000 shares of Kentucky's common stock.

Prior to the Merger, the Company had 36,000,000 shares of Common Stock issued and outstanding. In connection with the Merger, the Company issued 18,000,000 shares of Common Stock in exchange for the issued and outstanding shares of common stock of KY USA.  Also in connection with the acquisition, 24,000,000 shares of issued and outstanding shares of the Company’s Common Stock were returned to the Company and cancelled. In connection with the Merger, 5,000,000 shares of the Company’s Common Stock were issued to the IR Consultants.

As a result of the acquisition, KY became a subsidiary of Kentucky. Upon consummation of the transaction the existing shareholders of KY held a majority of the voting power of the Company and controlled the Company’s board of directors.

Since at the time of the acquisition, Kentucky had no significant operations, liabilities or assets, the beginning equity balances of Kentucky have been presented as a recapitalization of KY whereby 18,000,000 common shares are considered constructively outstanding since inception and the transaction is accounted for as the subsequent issuance of 12,000,000 shares for the net assets of Kentucky. The 5,000,000 shares issued to IR Consultants were recorded as the cost of capital.

As a result of these transactions, the historical financial statements of KY are the continuing historical financial statements of the Company.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

Note 3 - Significant Accounting Policies

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported on the financial statements and accompanying notes. Actual results could differ from those estimates. Gas reserve estimates are developed from information provided by the Company’s management to Willard F. Glover, Petroleum Engineer and Geologist, of Crossville, Tennessee at October 31, 2007.

Natural Gas Properties
The Company follows the full cost method of accounting for gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, and the costs of drilling, completing and equipping gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to proved properties and properties under development are also capitalized to gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. The capitalized gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, is generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties that are excluded from the costs being amortized.

Issuance of Stock for Non-Cash Consideration
All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

Note 3 - Significant Accounting Policies (Continued)

Earnings per Share
In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” (“SFAS 128”), basic income per share is based on 34,619,587 weighted average shares outstanding for the quarter ended July 31, 2008. Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share.

The number of dilutive shares outstanding at July 31, 2008 is 2,700,000 and these shares are related to options and warrants. The following table summarizes the changes in the Company’s outstanding stock options available through warrants for the quarter ended July 31, 2008:

	Number of Stock Options Available through Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	-	-
Granted	4,700,000	1.27
Exercised	2,000,000	1.00
Cancelled/forfeited	-	-
Outstanding at July 31, 2008	2,700,000	1.46
Options Exercisable at July 31, 2008	2,700,000	1.46

The following table summarizes the information respecting stock options available through warrants outstanding and exercisable at July 31, 2008:

Stock Options Outstanding				Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	200,000	0.08	$1.00	200,000	0.08	$1.00
$1.50	2,500,000	3.00	$1.50	2,500,000	3.00	$1.50

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

Note 4 - Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken by the Company, including issues relating to financial statement recognition and measurement. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation is effective for fiscal years beginning after December 15, 2006 for publicly traded companies. The Company will evaluate the potential impact of this Interpretation on its financial position and results of operations. The Company does not expect the interpretation to have a material impact on the results of its operations or financial position.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company continues to evaluate the impact the adoption of this statement could have on its financial condition, results of operations and cash flows and does not believe the standard will have a material impact on the results of its operations or financial position.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 and it has not had an impact on the Company’s financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

Note 4 - Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — as amended (“SFAS 159”). SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. The Company is considering the applicability of SFAS 159 and will determine if adoption is appropriate. The effective date for SFAS 159 is for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) requires acquisition-related costs and restructuring costs to be recognized separately from the acquisition. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company continues to evaluate the potential impact of this Interpretation on its financial position and the results of its operations.

Note 5 - Natural Gas Properties

The following table sets forth information concerning costs related to the Company’s natural gas property acquisitions, exploration, and development activities for the quarter ended July 31, 2008:

July 31, 2008
Property acquisitions:	$300,668
Proved	-
Unproved	-
Less proceeds from sales of properties	-
Development cost	-

Total	$300,668

As of July 31, 2008, the Company was still in an exploratory stage and had not begun any revenue producing activities.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

Note 6 – Credit Agreements

On May 29, 2008 the Company closed a $2,500,000 securities purchase agreement with a private investor. Under the agreement, the Company has authorized a series of senior convertible notes of the Company which are convertible into the Company’s common stock, par value $0.0001 per share. The note bears interest at 8% per year and has a maturity date thirty-six months from closing. Interest begins accruing on the issuance date and is computed on the basis of a 360-day year with the first interest payment due August 29, 2008 and the first principal installment due May 29, 2009. The note is secured by a lien on substantially all of the Company’s natural gas properties. The note has no financial covenants and the Company is in compliance with all non-financial covenants. The note proceeds were used for operating purposes of the Company. The Company incurred closing costs of approximately $651,000 which will be amortized over the term of the note.

On June 25, 2008 the Company closed a $10,000,000 senior credit facility with NSES 12, LLC. Under the facility, the Company may borrow up to $10,000,000. The Company’s initial borrowing base was set at $2,500,000. The initial loan under the facility with NSES 12, LLC closed on June 25, 2008 in the principal amount of $2.5 million, bearing interest at 12% per year. Interest only is payable during the term of the loan and the principal balance of the loan is due thirty-six months from closing. Interest is to accrue starting on the day the loan is funded, with the first interest payment due October 2008. The facility is secured by a lien on substantially all of the Company’s natural gas properties. The facility has affirmative and negative covenants, with which the Company is in compliance. The loan proceeds were used for the development of certain oil and gas properties. The Company incurred closing costs associated with the loan of approximately $499,000, which will be amortized over the term of the loan.

Note 7 – Derivative Liabilities, Beneficial Conversion Feature and Warrants

As of July 31, 2008, the Company recognized a derivative liability of $1,284,569 pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) relating to a beneficial conversion feature embedded in the Company’s debt instrument entered into on May 29 (See Note 6). The conversion feature allowed for the conversion of the underlying debt into shares of the Company’s common stock at a price of $1.50 per share when the market price of the Company’s stock was $2.80 per share. The existence of this discount is called a “beneficial conversion feature.”

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

Note 7 - Derivative Liabilities, Beneficial Conversion
Feature and Warrants (Continued)

EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (EITF 00-19) specifies characteristics that financial instruments to be settled in a Company's own stock must satisfy in order to be accounted for as equity rather than debt under SFAS 133. Among other provisions, under the EITF, instruments must be categorized as debt if, under terms of the instrument, the Company might be required to issue a variable number of shares in satisfaction of the conversion feature. Provisions of the May 29 instrument allow net settlement of the instrument upon exercise, resulting in the potential settlement with a variable number of shares, and the settlement is based upon the fixed cash value of the debt, known at issuance.

Accordingly the beneficial conversion feature was recorded at its intrinsic value of $1.98 per warrant, or $3,300,026, which was expensed, the attached debt of $2,500,000 having been previously discounted to zero in connection with warrants issued in the same transaction and discussed below. Under provisions of SFAS 133 the valuation of the beneficial conversion feature initially recorded as a liability is reset at each reporting period to fair value with gain or loss recognized in income. At July 31, 2008, the Company recognized a gain of $2,015,457 on the revaluation of this liability to fair value, using the Black-Scholes formula with an expected term of approximately 2.5 years, volatility of 60%, and a risk-free rate of interest of 4%, consistent with valuations of warrants outstanding at July 31, 2008, as discussed below.

The Company recognized derivative liabilities related to detachable warrants issued with the May 29 instrument and other debt financing in accordance with SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Under that pronouncement, free-standing instruments that may require the issuance of a variable number of equity shares must be accounted for as a liability under circumstances similar to those enumerated in EITF 00-19. The detachable warrants issued with the debt financings are remeasured at each reporting date with the resulting gain or loss included in income of the period.

The Company recognized a net gain on the derivative liability during the three and nine months ended July 31, 2008 in the amount of $2,753,959 due to a partial settlement and revaluation of the derivative liability to market at July 31.

In connection with the Company’s warrants as discussed in Note 5, the Company incurred initial derivative liabilities totaling $6,300,037 in May, 2008. To the extent of proceeds received these liabilities were recorded as debt discount with any excess expensed upon issuance.  Upon early settlement of a loan, any remaining discount is written off. As of July 31, 2008, the unamortized balance of loan fees amounted to $1,096,188. The amount on these non-cash items charged to interest expense during the three and nine months ended July 31, 2008 was $7,023,605, including $247,568 in amortization and $1,986,188 to write off fees related to an early-settled loan.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

Note 8 – Going Concern

The financial statements do not include any adjustments that could be required if the Company were unable to refinance debt or continue as a going concern. The Company has incurred substantial losses, which have strained its financial resources. If substantial losses continue, or the Company is unable to raise sufficient additional capital through debt and equity offerings, liquidity problems will cause the Company to curtail operations, liquidate or sell assets or entities, or pursue other actions that could adversely affect future operations. These factors have raised doubt about the Company’s ability to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations, including the drilling of our initial gas wells, longer term drilling programs and additional leasehold acquisitions, the viability of the shale gas fields in the Illinois Basin in western Kentucky, our ability to build and maintain a successful operations infrastructure and to effectively drill and develop producing wells, the successful negotiation and execution of cost-effective third-party gas drilling and distribution agreements, the continued commitment of drill rig operators and future economic conditions and energy prices.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Background

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

KY USA was incorporated in the Commonwealth of Kentucky on October 5, 2007 to acquire, explore and develop oil and gas resource properties, with a primary focus initially on shale gas in the Illinois Basin in western Kentucky. KY USA has secured a 75% net revenue interest in a leasehold in Western Kentucky covering 2,092 acres targeting gas extraction from the New Albany Shale. We have identified approximately 40-50 drilling locations on this leasehold.  Estimated net recoverable “proved undeveloped reserves1 ”, as determined by an independent petroleum engineer, are 499.8 million cubic feet of gas (“MMCF”) per well or 19.992 billion cubic feet of gas (“BCF”) based on 40 locations with 40 acre spacing. This leasehold is directly adjacent to producing wells.

Prior to the Merger our fiscal year end was February 28 and the fiscal year end of KY USA was October 31. Following published SEC accounting and financial reporting interpretations and guidance and in connection with the Merger, we have changed our fiscal year end to October 31 to match that of KY USA. As a result of this change, we are filing this quarterly report with the SEC for the quarter ended July 31, 2008.

Following the closing of the Offering (defined below), we began drilling activities at our initial well locations previously identified. We have continued these drilling efforts using the net proceeds from our initial loan under the Credit Facility (defined below).

Results of Operations for the Three and Nine Month Period Ended July 31, 2008

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $266,945 and $335,720 for the three and nine month periods ended July 31, 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, amortization of loan fees, our costs relating to the Merger and the preparation and filing of our periodic reports.

We have generated no revenues and our net operating loss from inception through July 31, 2008 was $4,710,836. As KY USA was incorporated on October 5, 2007, there are no comparative figures from previous years.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of July 31, 2008 was $2,142,100.

On May 9, 2008, KY USA borrowed $100,000 from one individual as a bridge loan to be used for working capital purposes. In addition, upon the closing of the Merger, this lender received warrants to purchase 200,000 shares of our Common Stock, such warrants having an initial exercise price of $1.00 per share and expiring five years after issuance.

1 According to Securities and Exchange Commission (“SEC”) definitions, “proved undeveloped reserves” are those that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

On May 29, 2008 we closed a private offering (the “Offering”) of an 8% senior secured convertible note (the “Note”) and warrants (the “Warrants”) to purchase 2,500,000 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), to one institutional investor (the “Investor”) for aggregate gross proceeds of $2.5 million, as more fully described in our Form 8-K filed with the SEC on June 4, 2008. We have used the net proceeds of the Offering of approximately $1,857,600 (after expenses of the Offering) to repay bridge loans made to KY USA, to begin drilling at one or more of the five locations that, as previously disclosed, we have identified for initial wells, and for general working capital purposes.

On June 27, 2008, KY USA closed on a senior secured credit facility (the “Credit Facility”) with NSES 12, LLC, a funding vehicle of New Stream Capital (the "Lender"), pursuant to which KY USA may borrow up to $10,000,000 in the aggregate, under certain conditions, as more fully described in our Form 8-K filed with the SEC on July 1, 2008. Under the Credit Facility, KY USA borrowed $2,500,000 on June 27, 2008 (the "Initial Loan") and may borrow up to an additional aggregate amount of $7,500,000 in installments of a minimum of $2,500,000 each, solely at the discretion of the Lender.  The proceeds of the Initial Loan amount, net after expenses of the transaction, including a $200,000 credit facility fee paid to the Lender at closing and a $200,000 consulting fee paid to one consultant, will be used by KY USA for ongoing working capital purposes, including the costs and expenses relating to the drilling of gas wells in the New Albany shale on KY USA's leasehold in western Kentucky.

Including the net proceeds from the Offering and the Credit Facility, we have sufficient funds to conduct our operations for approximately three to six months.

If we are not successful in generating sufficient liquidity from KY USA operations or in raising sufficient capital resources on terms acceptable to us, our business, results of operations, liquidity and financial condition could suffer materially.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from the Offering and the Credit Facility. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

Critical Accounting Policies

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing the Company’s financial statements and the uncertainties that could impact the Company’s results of operations, financial condition and cash flows.

Revenue Recognition

The Company recognizes revenues based on actual volumes of natural gas sold and delivered to its customers. Natural gas meters are placed at the customers’ location and usage is billed each month. Crude oil is stored and at the time of delivery to the customers, revenues are recognized. The Company is presently in the exploratory stage and has not recognized any revenue to date.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, day rate rentals and the costs of drilling, completing and equipping oil and gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future

Commodity Risk

The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically for the industry, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. As of July 31, 2008, the Company has not entered into any hedging agreements to limit exposure to oil and gas price fluctuations.

Forward-Looking Statements And Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the Company's control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

There are numerous uncertainties inherent in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can also affect these risks. Additionally, fluctuations in oil and gas prices, or a prolonged period of low prices, may substantially adversely affect the Company's financial position, results of operations, and cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2008	Kentucky USA Energy, Inc.

	By:	/s/ Steven d. Eversole
Name: Steven D. Eversole
Title: Principal Executive Officer