Form 10-Q/A
period 2008-07-31
Kentucky USA Energy, Inc.
filed 2008-10-06
CIK 1393614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, day rate rentals and the costs of drilling, completing and equipping oil and gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties are excluded from the costs being amortized. No ceiling write-downs were recorded during the three and nine months ended July 31, 2008.

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

Date: October 2, 2008	Kentucky USA Energy, Inc.

	By:	/s/ Steven D. Eversole
Name: Steven D. Eversole
Title: Principal Executive Officer