Form 10-K
period 2008-10-31
Kentucky USA Energy, Inc.
filed 2009-03-16
CIK 1393614

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: October 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-141480

Kentucky USA Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5750488
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

321 Somerset Road, Suite 1, London, KY	40741
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (606) 8878-5987

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of February 9, 2009, there were 36,607,092 shares of the registrant's common stock, par value $0.0001, issued and outstanding.  Of these, 25,563,342 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is $15,338,005, based on the closing price of $0.60 for the registrant’s common stock on February 10, 2009. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations, including the drilling of our initial gas wells, longer term drilling programs and additional leasehold acquisitions, the viability of the shale gas fields in the Illinois Basin in western Kentucky, our ability to build and maintain a successful operations infrastructure and to effectively drill and develop producing wells, the successful negotiation and execution of cost-effective third-party gas drilling and distribution agreements, the continued commitment of drill rig operators and future economic conditions and volatility in energy prices.

All references in this Form 10-K to the “Company,” “Kentucky USA,” “we,” “us” or “our” are to Kentucky USA Energy, Inc. and when context requires, our wholly owned subsidiary, KY USA Energy, Inc. (“KY USA”).

PART I

ITEM 1.   BUSINESS

History and General Development of Our Business

Kentucky USA Energy, Inc. was incorporated in the State of Delaware on September 29, 2006 under the name Las Rocas Mining Corp.  Our principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. We determined that we could not continue with our original business operations because of a lack of financial results and resources and, subsequently, we decided to abandon our mineral property operations and to seek a possible business combination.

On October 26, 2007, we changed our name to Kentucky USA Energy, Inc. to facilitate the merger discussions with KY USA Energy, Inc. (“KY USA”). We also increased our authorized capital stock to an aggregate of 320,000,000 shares consisting of 300,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”),  and 20,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of November 13, 2007 and effective on or about November 19, 2007, as a result of which each share of Common Stock then issued and outstanding converted into twelve shares of Common Stock.

KY USA was incorporated in the Commonwealth of Kentucky on October 5, 2007 to acquire, explore and develop oil and gas resource properties, with a primary focus initially on shale gas in the Illinois Basin in western Kentucky. Since its formation, KY USA has focused its business efforts on raising funds, acquiring working and revenue interests in property leases, putting together an experienced team of technical and business people and operations related to and including the drilling of its initial wells.

Our ability to emerge from the exploration stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and generate significant revenue through our operations. There is no guarantee that our efforts will be sufficient to accomplish any of the above objectives.

Our principal offices are located at 321 Somerset Road, London, Kentucky 40741, and our telephone number is (606) 878-5987.  Our website address is www.kusaenergy.com.

Merger

On May 2, 2008, the Company, KY Acquisition Corp., a Kentucky corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), and KY USA entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), which closed on May 2, 2008. Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into KY USA, with KY USA being the surviving corporation and becoming a wholly-owned subsidiary of the Company (the “Merger”).

At the closing of the Merger, each share of KY USA’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 9,000 shares of our Common Stock. An aggregate of 18,000,000 shares of our Common Stock were issued to the holders of KY USA’s common stock.  In order to secure the indemnification obligations of the KY USA stockholders pursuant to the Merger Agreement, 5% of the shares of the Company’s Common Stock that KY USA’s pre-Merger stockholders received in exchange for their shares of KY USA are being held in escrow until May 2, 2010 (the “Indemnification Escrow”).

The Company, KY USA and Acquisition Sub each provided pre-closing covenants and closing conditions and customary representations and warranties in the Merger Agreement. Customary indemnification provisions in the Merger Agreement protect the parties from breaches of these representations and warranties. The Merger Agreement provided for a post-closing adjustment in an aggregate amount of up to 2,000,000 additional shares of Common Stock issuable pro rata to KY USA’s pre-Merger stockholders for any breach of the Merger Agreement by the Company that is discovered during the two-year period following the closing of the Merger. In order to secure the indemnification obligations of the KY USA stockholders pursuant to the Merger Agreement, 5% of the shares of Common Stock that KY USA’s pre-Merger stockholders received in the Merger in exchange for their shares of KY USA are being held in escrow for two years. Additionally, in connection with the Merger and pursuant to the Merger Agreement, 5,000,000 shares of the Company’s Common Stock are being held in escrow for issuance to the Company’s investor relations consultants as payment for their services to be rendered to the Company.

Split-Off

Immediately following the closing of the Merger, under the terms of a Split-Off Agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned subsidiary, Las Rocas Leaseco Corp., a Delaware corporation (“Leaseco”). Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding capital stock of Leaseco to Christopher Greenwood, a former officer and director of the Company, in exchange for cancellation of 24,000,000 shares of Common Stock held by Mr. Greenwood as well as certain covenants and indemnifications (the “Split-Off”).

Our Natural Shale Gas Business

We are a exploration stage, independent energy company organized to exploit and develop the plentiful gas resources of the Illinois Basin’s New Albany Shale.  We have acquired a 75% net revenue interest in a leasehold of approximately 3,000 acres in the Illinois Basin in western Kentucky, which permits us to extract and sell natural gas from the New Albany Shale formation in that location.

We expect to create stockholder value and generate long-term reserve and production growth through drilling activities on our western Kentucky leasehold and through further acquisitions of additional properties. We believe that our management’s experience and expertise will enable us to successfully exploit our current resources and to identify, evaluate, and develop future natural gas projects.

Our Properties

On October 4, 2007, KY USA entered into three Farm-Out Assignment Agreements, subsequently supplemented and corrected (the “Assignments”), with K & D Energy, pursuant to which for a cost of approximately $1.7 million, KY USA secured a 100% working interest being a 75% net revenue interest in ten separate mineral leases in Christian, Muhlenberg and Todd Counties in the Illinois Basin in Western Kentucky covering approximately 3,000 acres1 (the “Leasehold” or the “Properties”) targeting the New Albany Shale.  Pursuant to the Assignments, KY USA is entitled to all working rights to, and a 75% net revenue interest in, the hydrocarbons in the New Albany Shale (Devonian), being a shale formation approximately 275 feet thick directly beneath the Lower Mississippian formation, the depth below the surface being from approximately 1,850 feet to 3,000 feet, on the Leasehold.  These Assignments give us the right to drill wells on the Properties and extract from these wells and sell the natural gas found in or below the New Albany Shale formation running through the Properties.  Pursuant to the Assignments, KY USA is required to drill 12 wells per year within the Properties to maintain its rights under the Assignments.  We expect to meet this drilling requirement.  We have identified approximately 40-50 drilling locations on the Properties and we expect that the wells we drill will measure from 2,300 to 3,000 feet deep.

A map showing the location of our initial wells that we have drilled on the Leasehold and that we propose to drill is attached hereto as Exhibit 99.1 and is incorporated into this report by reference.

Proved Reserves

Our net recoverable “proved developed producing reserves2” as of October 31, 2008, as determined by Robinson Engineering & Oil Co., Inc., an independent petroleum engineering firm (“Robinson Engineering”), in a report to us dated February 26, 2009, are estimated at 1.825 billion cubic feet of gas (“Bcf”), while “proved undeveloped primary reserves3” are estimated at 23.725 Bcf, for a total proved developed and un-developed reserves of 25.550 Bcf.  These October 31, 2008 estimates reflect a decrease of 1.107 Bcf from estimates as of October 31, 2007.  As calculated by Robinson Engineering in its reserves report, the estimated net present value of our total proved reserves as of October 31, 2008 (reflecting our 75% net revenue interest) over a 20 year production period totaled $31,492,000, discounted at 10% per year.  These calculations assume, among other things, a price of $6.78 per thousand cubic feet of gas (“Mcf”), the local market price as of October 31, 2008, a Kentucky State severance tax of 5% and 70 producing wells on the Leasehold.  These standardized estimates are not intended to represent the current market value of our estimated natural gas reserves.  For additional information regarding our reserves, please see Note 13 to our consolidated financial statements as of and for the fiscal year ended October 31, 2008.

1.  The Company had initially reported that its Leasehold covered approximately 2,092 acres.  We are now correcting that number to an estimated 3,000 acres, to reflect the inclusion of the approximate acreage under one of our farm-out assignments where title to a particular lease included in the assignment had been in question and which had not previously been included in the gross acreage total.  All title issues with respect to this property have been resolved in our favor.
2.   According to Securities and Exchange Commission (“SEC”) definitions, “proved developed reserves” are those that are expected to be recovered from existing wells with existing equipment and operating methods.
3.  According to SEC definitions, “proved undeveloped reserves” are those that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

The Leasehold is directly adjacent to producing wells - our western Kentucky acreage is located in the middle of a number of ongoing aggressive drilling projects managed by several other energy companies. We have purchased the rights to drill for and extract only the natural gas out of the New Albany shale formation on the Properties.  Although there are operating oil wells on the Properties, we do not have any rights to the oil under the Leasehold and we anticipate that we will not pursue any oil rights, since we will be concentrating our efforts on the natural gas found in the New Albany shale formation.

Recent Developments

We have drilled nine initial wells to date to total depths (“TD”) from 2,340 to 3,000 feet in the New Albany shale formation on our Leasehold. These wells have been logged, cased with 4 ½" production casing and cemented, and in all but three cases the wells have been perforated, fractured and tested.  We utilize nitrogen fracturing of the shale formation to create open spaces for the gas to escape and have not, to this point, encountered any water in our formations.

We have entered into a contract with an independent drilling company based in western Kentucky for the drilling of an initial 20 wells. This company has committed to drill an additional 20 wells once the first 20 wells have been completed.

The chart below shows the progress we have made at our initial wells, as of March 2, 2009.

Well Name	Spudded	TD	Logged	Casing	Cement	Perforation	Fracturing	Testing
Francis Grace # 1	X	2,626	X	X	X
Hunter Wells # 3	X	2,509	X	X	X	X	X	X
Hunter Wells # 2	X	2,340	X	X	X
Billy Johnston # 1	X	2,387	X	X	X	X	X	X
Slinker #1B	X	2,340	X	X	X	X	X	X
J & J Johnston # 1	Delayed
Walker #1	X	2,430	X	X	X	X	X	X
Hunter Wells # 1	X	2,431	X	X	X	X	X	X
Francis Grace # 2	X	2,395	X	X	X	X	X	X
J & J Johnston # 2[4]	X	3,000	X	X	X	X	X	X
Francis-Grace #3	X	2,578
Golden Eagle #1	X

We have recently staked out locations for the drilling of a number of additional wells on our Leasehold, as listed in the chart below. We have identified these drilling prospects through recent data analysis and we expect to begin drilling these additional wells during the next few months, as permitting is approved.

4.   In the J & J Johnston #2 well, commercial gas was encountered in the Clear Creek Lime which is 60 feet below the New Albany Shale formation.  This find was unexpected and will contribute to the production of this well.

Well Name	Drilling Permit Granted

Billy Johnston #2
Hunter Wells #4	X
J & J Johnston #4
Walker #2
Slinker 2B	X
J & J Johnston #2	X
J & J Johnston #3	X

We have signed a contract with Atmos Energy Marketing, LLC (“Atmos”), one of the largest natural gas distributors in the United States. The distributor will purchase the gas produced from our wells. This gas will be purchased on a delivered basis into Atmos’ utility system or the pipeline system that it manages.  Atmos has agreed to pay us ninety-five percent (95%) of the price per million Btu (“MMBtu”) for delivered volumes equal to the published Platt’s, Gas Daily, Daily price survey Midpoint, under the subheading Louisiana-Onshore South, Texas Gas, zone SL, less the incremental cost of third party transportation, processing, or blending, if any.  We intend to begin laying the gathering system from our initial wells to the Atmos pipe as soon as weather permits and we expect to begin delivering gas to the Atmos pipeline within the next three to six months.

Change in Fiscal Year

Prior to the Merger our fiscal year end was February 28 and the fiscal year end of KY USA (the accounting acquirer) was October 31. Following published Securities and Exchange Commission (“SEC”) accounting and financial reporting interpretations and guidance and in connection with the Merger, we changed our fiscal year end to October 31 to match that of KY USA.

Employees

We currently have two (2) full-time employees, including Steven D. Eversole, our President and Chief Executive Officer, and C.G. Collins, our Vice President of Exploration and Development.  Our Interim Chief Financial Officer, Charles Stivers, is serving in this capacity on an independent contractor basis.

The Natural Shale Gas Business

Shale gas is essentially natural gas contained within a sequence of predominantly fine grained rocks, dominated by shale. Shale gas plays are considered “area plays”, as natural gas is found over large contiguous areas. Most shales have low matrix permeabilities, and usually require natural fracture systems to sustain commercial production rates.

The name “New Albany Shale” refers to brownish-black shale exposed along the Ohio River at New Albany in Floyd County, Indiana, and is present in the subsurface throughout much of the Illinois Basin. The Illinois Basin covers approximately 60,000 square miles in parts of Illinois, southwestern Indiana and western Kentucky. The New New Albany Shale has produced natural gas since 1858, mostly from wells located in southwestern Indiana and western Kentucky. As with other organic shale reservoirs, the Albany Shale gas is stored both as free gas in fractures and as absorbed gas on kerogen and clay surfaces within the shale matrix. Wells typically begin producing high volumes of water and low volumes of gas when a new area is first brought into production. As more and more wells are drilled in an area, the formation becomes dewatered and the gas continues to desorb from the shale. An initially high level of water is a positive indicator of natural fracturing in the New Albany Shale.

The Company has acquired the Leasehold, and is developing that property as discussed above, and intends to acquire additional producing oil and gas property rights where the Company believes significant additional value can be created. Management is primarily interested in properties where some combination of the following factors exists:

(1)	there are opportunities for long production life with stable production levels;

(2)	geological formations have multiple producing horizons allowing for gas extraction over overlapping time lines;

(3)	there is substantial exploitation potential; and

(4)	there is relatively low capital investment and production cost.

Governmental Regulation

Our operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring local permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are or will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from the wells and to limit the number of wells or the locations at which we may be able to drill.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We plan to develop internal procedures and policies to ensure that operations are conducted in full and substantial environmental regulatory compliance.

Our failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have an effect no more restrictive on our operations than on other similar companies in the energy industry. The Company does not anticipate any material capital expenditures to comply with federal and state environmental requirements.

Environmental Regulation

Our operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

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

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on our operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on our operating costs.

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

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of our operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

We have established guidelines and management systems to ensure compliance with environmental laws, rules and regulations. The existence of these controls cannot, however, guarantee total compliance with environmental laws, rules and regulations. We believe that with respect to the Properties, we are in substantial compliance with applicable environmental laws, rules and regulations. We do not currently maintain any insurance against the risks described above, and there is no assurance that we will be able to obtain insurance that is adequate to cover all such costs or that insurance will be available at premium levels that justify purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that the operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect our operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Competition

The oil and gas exploration and production industry is highly competitive.  In the New Albany Shale area, we compete with several large and well known public and private companies such as Southwestern Energy Corporation, Chesapeake Energy Resources, CNX Gas Corporation and NGAS Resources Inc., which companies may have more financial and operational resources than we do.  Western Kentucky is one of new emerging shale gas areas and is attracting a great deal of industry interest. Competition for equipment, personnel and services is expected to be similar to that in the Barnett Shale area of Texas.

Plan of Operation

Our strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed using current technology.

We seek to achieve attractive returns on capital for the benefit of stockholders through investment in existing developmental plays, rather than through our own exploratory efforts. In this way we hope to maintain a strong balance sheet to enable us to be flexible from an operational and financial standpoint.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable us to identify, evaluate, and develop natural gas projects.

While we anticipate that the majority of our future capital expenditures will be applied to the drilling of wells, we intend to use our experience and regional expertise to add leasehold interests as well as direct property acquisitions to our inventory of properties for future drilling activities.

Disciplined Acquisition Strategy

We intend to acquire producing oil and gas properties where we believe significant additional value can be created. Management is primarily interested in developmental properties where some combination of these factors exist: (1) opportunities for long production life with stable production levels; (2) geological formations with multiple producing horizons; (3) substantial exploitation potential; and (4) relatively low capital investment for production costs. We are currently reviewing several thousand lease acres in western Kentucky with an expected potential similar to that of our Properties.  This property is geologically the same as the acreage where we are presently drilling, although we cannot assure you that hydrocarbons will be present in commercial volumes or in volumes similar to those of our current Properties.

Exploitation of Properties

We intend to maximize the value of the Properties, and any additional properties we acquire, through a combination of successful drilling, increasing recoverable reserves and reducing operating costs. We will employ the latest technologies where applicable. Newer completion techniques enable operators to produce oil and gas at faster rates and with lower operating costs.

Experienced and Dedicated Personnel

The Company is led by an experienced team of energy industry veterans with direct exploration and production experience in the region, having worked for companies that drilled and/or developed over 800 wells in Kentucky, Tennessee, Illinois, and Indiana.

We intend to maintain a highly competitive team of experienced and technically proficient employees and motivate them through a positive work environment, competitive salaries and stock ownership. We believe that employee ownership, which is encouraged through our 2007 Plan, is essential for attracting, retaining and motivating qualified personnel.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We have a limited operating history and if we are not successful in continuing to grow the business, then we may have to scale back or even cease ongoing business operations.

We are in the “developmental” stage of business and have just recently, through our wholly owned subsidiary KY USA, begun substantive commercial operations. We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. KY USA has a limited operating history and must be considered in the exploration stage. Success is significantly dependent on a successful drilling, completion and production program. Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the Company.

Inability to raise sufficient funds to drill enough wells each year would result in the loss of KY USA’s leases.

Pursuant to the Assignments, we are required to drill 12 wells per year. We currently estimate that the cost to drill each well will be in the range of $165,000 to $225,000, for an estimated maximum total of approximately $2.7 million each year. We currently do not have the funds to complete these drillings over the expected life of the Assignments and we will require additional funds to do so. In the event that we cannot raise the necessary funds or do not drill 12 wells per year, we would lose the rights to the Properties. The loss of the leasehold land would have a material adverse impact on our business.

If we are unable to obtain additional funding, business operations will be harmed and if we do obtain additional financing, existing shareholders may suffer substantial dilution.

We will require additional funds to drill wells on the Properties. We anticipate that we will require up to approximately $10,000,000 to fund continued operations for the next twelve months, depending on revenue, if any, from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. We have raised some capital to date, including through the sale of the Note and the Credit Agreement (both discussed below) which we expect to provide sufficient capital for our drilling program for at least the next three to six months, but we currently do not have any contracts or firm commitments for additional financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may diminish our ability to continue to conduct our business operations. If we are unable to obtain additional financing, we will likely be required to curtail drilling and development plans and, possibly, cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

Based on our recurring losses from operations since inception and our breach of a certain loan covenant, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses (excluding gains from valuation changes in embedded derivatives) and our breach of a negative covenant in the Credit Agreement (defined below), our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2008 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Because we are small and do not have much capital, we may have to limit exploration activity which may result in a loss of your investment.

Because we are a small, development stage company and do not have much capital, we must limit exploration activity. As such, we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you may lose your investment.

If we are unable to continue to retain the services of Messrs. Steven D. Eversole and C. G. Collins or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue operations.

Success depends to a significant extent upon the continued services of Mr. Steven D. Eversole, the President, and C. G. Collins, the Vice President of Exploration and Development. Loss of the services of Messrs. Eversole or Collins could have a material adverse effect on growth, revenues, and prospective business. We have obtained, however, key-man insurance covering both Messrs. Eversole and Collins. We can not assure you, however, that this insurance will continue to be available at a reasonable cost or at all.  In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find and attract new employees and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

As our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on the Properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. The Properties are in the exploration stage only and while our initial third party engineering report indicated that we have proven, undeveloped reserves on the Properties, we have not yet begun production at any well. We may not establish commercial discoveries on any of the Properties.

Estimates of oil and gas reserves are uncertain and inherently imprecise.

Estimating our proved reserves involves many uncertainties, including factors beyond our control. The estimates of proved reserves described in this Form 10-K are based on various assumptions, which may ultimately prove inaccurate. Petroleum engineers consider many factors and make assumptions in estimating oil and gas reserves. Lower oil and gas prices generally cause lower estimates of proved reserves. Ultimately, actual production, revenues, and expenditures relating to our reserves will vary from any estimates, and these variations may be material. Also, in the future we may revise estimates of proved reserves to reflect production history, results of exploration and development, and other factors, many of which are beyond our control.

We are a new entrant into the oil and gas exploration and development industry without profitable operating history.

Since inception, activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding property related production potential or revenue generation potential, and future revenues may be limited or non-existent.

The business of oil and gas exploration and development is subject to many risks. The potential profitability of oil and natural gas properties if economic quantities are found is dependent on many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

Drilling operations may not be successful.

There can be no assurance that future drilling activities will be successful.  We cannot be sure that an overall drilling success rate or production operations within a particular area will ever come to fruition and, in any event, production rates inevitably decline over time. We may not recover all or any portion of the capital investment in our wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including, but not limited to: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

Production initiatives may not prove successful.

The shales from which we intend to produce natural gas frequently contain water, which may hamper the ability to produce gas in commercial quantities. The amount of natural gas that can be commercially produced depends upon the rock and shale formation quality, the original free gas content of the shales, the thickness of the shales, the reservoir pressure, the rate at which gas is released from the shales, and the existence of any natural fractures through which the gas can flow to the well bore. However, shale rock formations frequently contain water that must be removed in order for the gas to detach from the shales and flow to the well bore. The ability to remove and dispose of sufficient quantities of water from the shales may determine whether or not we can produce gas in commercial quantities.

There is no guarantee that the potential drilling locations we now have or may acquire in the future will ever produce natural gas, which could have a material adverse effect upon our results of operations.

Prospects that we decide to drill may not yield natural gas in commercially viable quantities.

Prospects are in various stages of preliminary evaluation, assessment and drilling and we only have reached the point where we have begun to drill at a limited number of the subject prospects. The use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

If production results from operations, we are dependent upon transportation and storage services provided by third parties.

We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder processing and marketing operations and/or affect our sales margins.

The potential profitability of oil and gas ventures depends upon factors beyond the control of the Company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulations. These factors cannot be accurately predicted and the combination of these factors may result in the Company not receiving an adequate return on invested capital.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring new leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict whether we will be able to acquire additional productive properties, whether the necessary funds can be raised or that any projected work will be completed.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on the Company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state or local authorities may be changed and any such changes may have material adverse effects on activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain operations.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Current volatile market conditions and dropping energy prices may continue indefinitely, negatively affecting our business prospects and viability.

Commodities and capital markets have been under great stress and volatility during the past few months in part due to the credit crisis affecting lenders and borrowers on a worldwide basis. As a result of this crisis, crude oil and natural gas prices have tumbled, causing companies to re-think existing strategies and new business ventures. We are vigilant of the situation unfolding and are adjusting our strategy to reflect these new market conditions. Nonetheless, we will not be immune to lower commodities prices.  Our ability to acquire new natural gas leasehold projects may be compromised, and in a continuing environment of lower crude oil and natural gas prices, our future results of operations and market value could be affected negatively.

Difficult conditions in the global capital markets may significantly affect our ability to raise additional capital to continue operations.

The ongoing worldwide financial and credit crisis may continue indefinitely.  Because of severely reduced market liquidity, we may not be able to raise additional capital when we need it.  Because the future of our business will depend on the completion of one or more additional leasehold acquisitions for which, most likely, we will need additional capital, we may not be able to complete such transactions or acquire revenue producing assets.  As a result, we may not be able to generate income and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

RISKS RELATED TO OUR COMMON STOCK

There is currently a limited public market for our Common Stock. Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

There has been a limited public market for our Common Stock and an active public market for our Common Stock may not develop. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our Common Stock does develop, the market price of our Common Stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our Common Stock.

We cannot assure you that the Common Stock will become liquid or that it will be listed on a securities exchange.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our Common Stock to remain eligible for quotation on the OTCBB, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of the Common Stock.  This would also make it more difficult for us to raise capital.

Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

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

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our Company’s industry;

•	additions or departures of key personnel;

•	sales of our Common Stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our Common Stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on the Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities analysts do not initiate coverage or continue to cover our Common Stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our Common Stock.

The trading market for the Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Further issuances of our Common Stock could be dilutive.

We may issue additional shares of our Common Stock, or other securities convertible into our Common Stock, to fund capital expenditures, including future acquisitions, or for working capital. If we issue additional shares of our Common Stock in the future, this may have a dilutive effect on the ownership interests of our existing shareholders.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management.

For the fiscal year ended October 31, 2008, our management concluded that, due to the insufficiency of the depth and breadth of our accounting function, our disclosure controls and procedures were not adequate and effective to ensure that our management is alerted to material information required to be included in our periodic filings with the SEC. Nevertheless, our management has determined that all matters to be disclosed in this report have been fully and accurately reported. We are in the process of improving our processes and procedures to ensure full, accurate and timely disclosure in the current fiscal year, with the expectation of establishing effective disclosure controls and procedures as soon as reasonably practicable.  However, if we are unable to sufficiently improve our internal control processes and procedures in the near future, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 2.	PROPERTIES

Kentucky USA maintains its principal office at 321 Somerset Road, Suite 1, London, KY 40741 and its telephone number at that office is (606) 878-5987. Kentucky USA’s current office space is shared with Tri-Global Holdings LLC (“Tri-Global”), whose office consists of approximately 3,000 square feet. The rent is donated by the Company’s President, Steven D. Eversole, who is the Managing Partner of Tri-Global. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

For a discussion of the Properties, see Item 1 above

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the OTC Bulletin Board under the symbol “KYUS.OB”. Prior to November 7, 2007, our stock was listed on the OTC Bulletin Board under the symbol “LSRC.OB”.

For the period from November 1, 2007 to October 31, 2008, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Quarter Ended	High Bid	Low Bid

January 31, 2008 (1)	$1.23	$0.53

April 30, 2008	$1.69	$1.26

July 31, 2008	$3.96	$1.56

October 31, 2008	$1.82	$0.41

(1)
Although our stock was approved for listing on the OTC Bulletin Board on July 24, 2007, no trades occurred prior to November 2007.  All information contained herein relating to shares and per share data reflects the 12:1 forward stock split effected on November 19, 2007.  Our Common Stock is thinly traded and, thus, pricing of our Common Stock does not necessarily represent its fair market value.

Holders

As of February 9, 2009, we had 36,607,092 shares of our Common Stock issued and outstanding held by 17 shareholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans

On October 19, 2007, our Board of Directors and stockholders adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which reserves a total of 4,000,000 shares of Common Stock for issuance under the 2007 Plan. If an incentive award granted under the 2007 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 Plan. As of the date hereof, we have not granted any awards under the 2007 Plan.

Dividends

We have never declared any cash dividends with respect to our Common Stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our Common Stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our Common Stock.

Recent Sales of Unregistered Securities

Sales by the Company

On May 29, 2008 we closed a private offering (the “Note Offering”) of an 8% senior secured convertible note (the “Note”) and warrants (the “Note Warrants”) to purchase 2,500,000 shares of the Company’s Common Stock to an institutional investor (the “Note Investor”) for aggregate gross proceeds of $2.5 million. The Note Offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and/or Regulation S and Section 4(2) of the Securities Act. The Note and Note Warrants were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. Ten percent commissions on the gross proceeds of the Offering were paid to Westminster Securities Corporation, a registered broker-dealer, and its registered designees.

On December 18, 2008, the Company issued 25,000, 350,000 and 37,500 shares of its restricted Common Stock to three consultants, respectively, in exchange for consulting services.  These shares were issued pursuant to exemptions from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act.

Sales by KY USA

On October 5, 2007, KY USA issued the K & D Promissory Note to K&D for consideration of $1 million.  On October 5, 2007, KY USA issued the Somerset Promissory Note and the Somerset Warrants for consideration of $800,000.  On January 17, 2008, KY USA issued the John Thomas Promissory Note and the John Thomas Warrants for consideration of $100,000.  On May 9, 2008, the Company issued the May 9th Promissory Note and the May 9th Bridge Warrants for consideration of $100,000.  The securities issued in each of these transactions were issued pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act. No sales commissions were paid in connection with these issuances.

On June 27, 2008, KY USA, entered into a credit agreement (the “Credit Agreement”) with NSES 12, LLC (the “Lender”), a funding vehicle of New Stream Capital, pursuant to which KY USA may borrow up to $10,000,000 in the aggregate, under certain conditions (the “Loan”). Under the Loan, KY USA has borrowed $2,500,000 (the “Initial Loan”), and may borrow up to an additional aggregate amount of $7,500,000 in installments of a minimum of $2,500,000 each (each, an “Installment Loan”), solely at the discretion of the Lender.  The term note evidencing the Loan was issued pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act. No sales commissions were paid in connection with the Initial Loan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of the Company’s financial condition and results of operations are based on the consolidation of KY USA’s financial statements, which KY USA has prepared in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

Fiscal year Ended October 31, 2008

We are still in our exploration stage and have generated no revenues to date.

All productive and non-productive costs incurred in connection with the acquisitions of, exploration for and development of our gas reserves are capitalized using the full cost method of accounting.  These costs include lease acquisitions, geological and geophysical work, and the costs of drilling, completing and equipping our gas wells.  For the year ended October 31, 2008, we incurred such total capitalized costs of $3,051,737.

We incurred general and administrative expenses of $46,527 for the year ended October 31, 2008. These expenses consisted of costs incurred in connection with the start-up and day to day operation of our business and costs relating to the Merger.

Amortization of loan fees for the year ended October 31, 2008 totaled $145,115.  These costs are related to the Note and the Loan (defined below).

We incurred legal and accounting expenses of $676,217 for the year ended October 31, 2008, respectively. These expenses consisted of costs incurred in connection with our recent financing activities and SEC filing requirements.

Our interest expense for the year ended October 31, 2008, was $7,094,735. This cost is attributable to interest due and paid on the Note and on the Loan. During the year ended October 31, 2008, we recognized a net gain on a derivative liability relating to the Note in the amount of $4,596,769, due to a partial settlement and revaluation of the derivative liability to market at October 31, 2008.

Our net operating loss from inception through October 31, 2008 was $3,373,524.

Because KY USA, our operating subsidiary, was incorporated on October 5, 2007 and did not engage in any material activities through October 31, 2007, we do not present expenses for the fiscal year ended October 31, 2007 as those numbers are not meaningful and not necessary to an understanding of our results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of October 31, 2008 was $899,037.

As a result of the Merger which closed on May 2, 2008, we expect significant expenditures during the next 12 months.  Pursuant to the terms of the Assignments, KY USA is required to drill 12 wells per year within the Properties at an estimated cost of between 165,000 to $225,000 per well, for a maximum total of approximately $2.7 million for the year.  Since June 27, 2008, we have been using the proceeds of the Note Offering and Initial Loan to finance our drilling efforts on our initial wells.  We have received one Installment Loan under the Credit Facility (defined below) on February 12, 2009 in the amount of $2,500,000.  We believe this amount of funds will provide us with sufficient working capital for the next six to nine months.  We plan to use these funds to bring our presently drilled wells online and to drill an additional 10 to 12 wells on our Leasehold.  There can be no assurance, however, that we will receive any additional Installment Loans or that if we do receive them, they will be for the remaining maximum amount available under the Credit Facility, $5,000,000.  If we do not receive any subsequent Installment Loans under the Credit Facility we will be required to enter the capital markets to raise working capital.  If we are unable to obtain the financing necessary to support our current and planned operations or we do not drill the required 12 wells per year, we will lose all or part of our rights to the Leasehold. The loss of the Leasehold would have a substantial material adverse impact on our business and we might not be able to continue as a going concern. We currently have no commitments for any additional capital.

In addition to our current drilling program on the Leasehold, and contingent upon our ability to raise the required capital, we expect to engage in additional expenditures over the next 12 months for new seismic data acquisitions and/or land and drilling rights acquisitions and related drilling programs.  Although we are not ready to move forward on any particular project, we would require additional financing in order to proceed with any such project. There can be no assurance, however, that financing for one or more of these projects will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our needs. If we are unable to obtain the financing necessary to support these expenditures, we may not be able to proceed with this aspect of our plan of operation.

Due to our brief history and historical operating losses, our operations have not been a source of liquidity. Although we expect to begin generating revenues from the sale of gas from our wells within the next six months, there can be no assurances that we will be successful in reaching this milestone in a timely fashion or that we will be able to generate sufficient liquidity from the sale of our natural gas to help fund our operations.  If we cannot generate revenues from the sale of our gas, our business, results of operations, liquidity and financial condition may suffer materially.

Various factors outside of our control, including the price of natural gas, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations. We recognize that the US economy is currently experiencing a period of uncertainty and that the capital markets have been depressed from recent levels. We also recognize that the price of natural gas has decreased significantly during the last six months. If the price of natural gas continues to drop and the markets remain volatile, we realize that these or other factors could adversely affect our ability to raise additional capital. As a result of an inability to raise additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations could be significantly impaired.

Note Offering

On May 29, 2008 we closed the Note Offering for aggregate gross proceeds to us of $2.5 million. We paid cash commissions of ten percent (10%) and ten percent (10%) warrant coverage to a registered broker-dealer and its designee in connection with the Note Offering. We have used the proceeds of this financing to begin drilling our initial wells, to repay certain outstanding indebtedness and for general working capital purposes.

Credit Facility

On June 27, 2008, KY USA entered into the Credit Agreement with the Lender pursuant to which KY USA may borrow up to $10,000,000 in the aggregate, under certain conditions. Under the Credit Agreement, KY USA has borrowed $2,500,000, the Initial Loan, and may borrow up to an additional aggregate amount of $7,500,000 in installments of a minimum of $2,500,000 each, the Installment Loans, solely at the discretion of the Lender.  The proceeds of the Initial Loan, net after expenses of the transaction, including a $200,000 credit facility fee paid to the Lender and a $200,000 consulting fee paid to one consultant at closing, are being used by KY USA for ongoing working capital purposes, including the costs and expenses relating to the drilling of our initial wells in the New Albany shale on the Leasehold.

On February 12, 2009, we received the first Installment Loan in an amount of $2.5 million.  To date, we have received $5,000,000 under the Credit Facility.

The Credit Agreement requires that we comply with financial covenants relating to, among other things, collateral and current ratio coverage. As of October 31, 2008, we were not in compliance with the 1.0 to 1.0 current ratio requirement of the Credit Agreement.  This breach of the current ration covenant contained in the Credit Agreement constitutes an event of default under the Credit Agreement. The breach would permit the Lender under the Credit Agreement to declare all amounts borrowed thereunder to be immediately due and payable.  We intend to request from the Lender a waiver of this current ratio covenant, but we cannot assure you that we will be successful in obtaining such waiver.  Additionally, even if we obtain a waiver from the Lender, we may not be able to satisfy these or other covenants in the future or be able to pursue our strategies within the constraints of these covenants.  These circumstances could materially and adversely impair our liquidity and, among other factors, raise substantial doubt regarding our ability to continue as a going concern.

Notes Issued by KY USA

On October 5, 2007, KY USA issued a promissory note to K&D with a principal amount of $1,000,000 (the “K & D Note”).  The “K & D Note was due and payable on August 5, 2008 and did not bear interest until that date.  After the Maturity Date, interest accrues at a rate of nine percent (9%) per annum on any outstanding principal.  The “K & D Note was issued in partial payment for KY USA’s acquisition of its interest in the Properties, which it acquired from K&D.  The Company repaid $350,000 principal amount of the K & D Note out of the proceeds of the Note Offering.

On October 5, 2007, KY USA entered into a loan agreement (the “Loan Agreement”) with Somerset Recycling Service, Inc. (“Somerset”) pursuant to which Somerset loaned KY USA $800,000 evidenced by a promissory note (the “Somerset Promissory Note”).  The Somerset Promissory Note was due and payable on June 15, 2008, and bore interest at 10% per annum, payable monthly.   Upon closing of the Merger, Somerset received warrants to purchase 2,000,000 shares of Common Stock (the “Somerset Warrants”), such warrants having an exercise price of $1.00 and expiring five years after issuance.  Somerset exercised the Somerset Warrants on a cashless basis and received 1,194,592 shares of the Common Stock. The Company repaid $100,000 of the principal amount of the Somerset Promissory Note out of the proceeds of the May 9th Promissory Note.  (See below.)  The Company repaid the remaining $700,000 principal amount of the Somerset Promissory Note out of the proceeds of the Note Offering.

On January 17, 2008, KY USA entered into a loan agreement with John Thomas Bridge and Opportunity Fund (“John Thomas”) pursuant to which John Thomas loaned KY USA $100,000 evidenced by a promissory note (the “John Thomas Promissory Note”).  The John Thomas Promissory Note was due and payable on June 17, 2008, and bore interest at 10% per annum.  Upon closing of the Merger, John Thomas received warrants to purchase 250,000 shares of Common Stock (the “John Thomas Warrants”), such warrants having an exercise price of $1.00 and expiring five years after issuance.  The Company repaid the John Thomas Promissory Note out of the proceeds of the Note Offering.

On May 9, 2008, the Company issued a promissory note (the “May 9th Promissory Note”) with a principal amount of $100,000 to one lender. The May 9th Promissory Note was due and payable on June 15, 2008, and bore interest at 10% per annum.  Upon closing of the Merger, this lender received warrants to purchase 200,000 shares of Kentucky USA Common Stock (the “May 9th Bridge Warrants”), such warrants having an initial exercise price of $1.00 per share and expiring five years after issuance. The Company repaid the May 9th Promissory Note out of the proceeds of the Note Offering.

Significant Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

For a discussion of all of our significant accounting policies, see Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) Issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken by the Company, including issues relating to financial statement recognition and measurement.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also requires significant additional disclosures. This Interpretation was effective for fiscal years beginning after December 15, 2006 for publicly traded companies. The Company has evaluated the impact of this Interpretation on its financial position and results of operations. Adoption of FIN 48 did not have a material impact in the results of its operations or financial position.  All of the Company’s tax years since inception are open to IRS examination.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  The standard provides guidance for using value to measure assets and liabilities.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company continues to evaluate the impact the adoption of this statement could have on its financial condition, results of operations and cash flows and does not believe the standard will have a material impact on the results of its operations or financial position.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 address quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.  SAB 108 was effective for fiscal years ending after November 15, 2006.  The Company has adopted SAB 108 and it has not had an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-as amended (“SFAS 159”).  SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above.  The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements.  The Company is considering the applicability of SFAS 159 and will determine if adoption is appropriate.  The effective date for SFAS 159 is for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141(R) requires acquisition-related costs and restructuring costs to be recognized separately from the first annual reporting period beginning on or after December 15, 2008.  The Company continues to evaluate the potential impact of this Interpretation on its financial position and the results of its operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our Interim Chief Financial Officer, Charles M. Stivers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded as of the Evaluation Date that, due to the insufficiency of the depth and breadth of our accounting function, our disclosure controls and procedures were not adequate and effective to ensure that our management is alerted to material information required to be included in our periodic filings with the SEC. Nevertheless, our management has determined that all matters to be disclosed in this report have been fully and accurately reported. We are in the process of improving our processes and procedures to ensure full, accurate and timely disclosure in the current fiscal year, with the expectation of establishing effective disclosure controls and procedures as soon as reasonably practicable.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Interim Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal year ended October 31 , 2008 , there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On July 18, 2008 KY USA entered into a capital lease (the “Lease”) with The Magdovitz Family Trust (the “Lessor”).  The Lease is for certain drilling equipment with a total lease price of $307,394. The terms of the Lease require KY to make forty-two monthly installments on the first day of each month, beginning on August 1, 2008.  At the conclusion of the Lease, KY will have available the option to purchase the equipment, which at October 31, 2008 has a carrying value of $299,709, for consideration of $1.00.  Under the terms of the Lease, KY will assume and bear the entire risk of loss and damage to the equipment, will be required to insure the equipment and will indemnify the Lessor against costs and liabilities of KY arising out of its use of the equipment.  We have agreed to guarantee the Lease.

On August 4, 2008, KY USA paid $15,000 to Hilltopper Energy, LLC for an exclusive and irrevocable option (the “Option”) to acquire certain rights in two oil and gas leases (the “Leases”), one covering approximately 1,000 acres in Todd County, Kentucky, at an acquisition price of $140,000, and one covering approximately 100 acres in Owsley County, Kentucky, for an acquisition price of $20,000.  Pursuant to the Option and upon acquisition of the Leases, KY USA would be entitled to all working rights in the Lease properties and an 82% net revenue interest in the oil and gas found from the top of the New Albany Shale formation under the properties subject to the Leases to the depth drilled.  The Option expired on February 4, 2009 and on March 3, 2009 was extended until August 4, 2009 for an additional consideration of $15,000.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors who were appointed upon the closing of the Merger:

Name:	Age	Title

Steven D. Eversole	47	Chief Executive Officer and Director

Charles M. Stivers	46	Interim Chief Financial Officer

C. G. Collins	67	Vice President of Engineering and Development and Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Pursuant to the terms of the Merger Agreement, KY USA and the Company agreed that the Company’s Board of Directors, as of the closing of the Merger, would consist of five members, four of whom were to be designated by KY USA and one, to be designated by the Company.  Our Board of directors is now comprised of two members both of whom were designated by KY USA.  As of the closing of the Merger, the Company (pre-Merger) had not designated an individual to serve on our Board of Directors and a current stockholder of the Company who was a stockholder prior to the Merger has succeeded to that right.

Currently, directors are not compensated for their services, although their expenses in attending meetings may be reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

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

Charles M. Stivers was appointed the Interim Chief Financial Officer of the Company on June 27, 2008.  Mr. Stivers is a certified public accountant who, since 1990, has operated his own CPA firm, Charles M. Stivers, C.P.A., specializing in the oil and gas industry. Since 1998, Mr. Stivers has been president of Bowling Branch Investments, Inc., a private investment company. Mr. Stivers is currently a director of Miller Petroleum Inc., a publicly traded company, and serves as head of, and an “audit committee financial expert” for, Miller Petroleum’s Audit Committee. He received a Bachelor of Science degree in Business Administration-Accounting from Eastern Kentucky University.

C. G. Collins became the Vice President of Engineering and Development of the Company in connection with the Merger. Since 1969, Mr. Collins has run his own company, Collins Petroleum, Inc. and from 1997 to the present, he has been an Independent Petroleum Engineer, having drilled and/or developed wells in Kentucky, Tennessee, Illinois, and Indiana. Mr. Collins’ experience ranges from equipment operator in 1960 to manager-in-charge with Dowell, a division of Dow Chemical. From 1965 to 1969, Mr. Collins was in charge of completion and re-completion of oil and gas wells. He was manager-in-charge for the eastern half of Michigan for Dowell. Mr. Collins has served as President of both the Tennessee Oil and Gas Association and the Kentucky Oil and Gas Association; was named Oil Man of the Year – Tennessee; and is affiliated with the American Institute of Mining, Metallurgical and Petroleum Engineering, the American Petroleum Institute, and the Society of Petroleum Engineers. He holds a Bachelor of Science degree in Chemistry from Campbellsville University and a Bachelor of Science degree in Petroleum Engineering from the University of Texas.

Samuel L. Winer who had been appointed as our Chief Financial Officer and director upon the closing of the Merger resigned from those positions on June 27, 2008. Mr. Winer did not have any disagreement with us on any matter relating to our operations, policies or practices.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.  Our two directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To request a copy of the Code of Ethics, please make written request to our President c/o Kentucky USA Energy, Inc., 321 Somerset Road, Suite 1, London, KY 40741.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended October 31, 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended October 31, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended October 31, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended October 31, 2008 that received annual compensation during the fiscal year ended October 31, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)

Steven D. Eversole, Chief Executive Office (1)	2008	61,109	0	0	0		0	0	0	61,109
Christopher Greenwood,	2008	0	0	0	0		0	0	0	0
Chief Executive Officer (1)	2007	0	0	0	0		0	0	0	0

Charles M. Stivers, Interim Principal Financial Officer (2)	2008	15,000	0	0	0		0	0	0	15,000
Samuel L. Winer, Principal Financial Officer (3)	2008	28,000	0	0	65,100	(4)	0	0	0	93,100

(1)	Effective upon the closing of the Merger on May 2, 2008, Mr. Greenwood resigned as, and Mr. Eversole was appointed, our Chief Executive Officer.
(2)	Mr. Stivers was appointed our Interim Principal Financial Officer on June 27, 2008.
(3)	Mr. Winer resigned from the position as Principal Financial Officer on June 26, 2008.
(4)
Following his resignation on June 26, 2008, we hired Mr. Winer as a consultant with cash compensation at an annual rate $84,000, or $28,000 for the period from June 27, 2008 through October 31, 2008, along with7,500 shares of our Common Stock per month, or an accrued value of $65,100 for the period from June 27, 2008 through October 31, 2008.

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

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Employment Agreements with Named Executive Officers

In connection with the Merger, the Company entered into an employment agreement with Steven D. Eversole with the following terms:

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

Compensation of Directors

Prior to the Merger, we paid our then sole director, Christopher Greenwood, a fee of $750 per month for serving as sole director. None of our current directors receives any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended October 31, 2008 and except as set forth above, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of January 12, 2009 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Kentucky USA Energy, Inc., 321 Somerset Road, Suite 1, London, KY 40741.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)

Steven D. Eversole	Common Stock	7,600,000	(3)	20.76%

Charles M. Stivers	Common Stock	23,750	(4)	*

C. G. Collins	Common Stock	3,420,000	(5)	9.34%

All Officers and Directors	Common Stock	12,100,000		33.05%
As a Group (3 persons)

Saddlebrook Holdings, LLC (6)	Common Stock	6,080,000		16.61%
22 Saddlebrook Garden
London, KY 40744

Collins Family Trust (7)	Common Stock	3,420,000		9.34%
107 Forest Hills Drive
Campbellsville, KY 42718

Trinity Group Holdings, LLC (8)	Common Stock	3,420,000		9.34%
88 Grand Circle Drive
Somerset, KY 42503

Tillerman Securities, Ltd. (9)	Common Stock	2,500,000		6.83%
88 Grand Circle Drive
Nassau NP, Bahamas

Winer Family Trust (10)	Common Stock	2,042,500		5.58%
7270 Maidencane Ct.
Largo, FL 33777

 _______
*Less than 1%.

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 12, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 36,607,092 shares of common stock outstanding as of February 9, 2009.

(3)
Includes 6,080,000 shares of Common Stock held by Saddlebrook Holdings, LLC, of which Mr. Eversole has voting and investment control over shares held by such entity.  Does not include 80,000 shares of Common Stock beneficially owned by Mr. Eversole and 320,000 shares of Common Stock beneficially owned by Saddlebrook Holdings, LLC but held in the Indemnification Escrow pursuant to the Merger Agreement.

(4)	Does not include 1,250 shares of Common Stock held in the Indemnification Escrow pursuant to the Merger Agreement.

(5)
Represents shares of Common Stock held by the Collins Family Trust, of which Mr. Collins is a trustee and has voting and investment control over shares held by such entity.  Does not include 180,000 shares of Common Stock beneficially owned by the Collins Family Trust but held in the Indemnification Escrow pursuant to the Merger Agreement.

(6)
Steven and Katherine Eversole, as members, have voting and investment control over shares of Common Stock held by this entity. Does not include 320,000 shares of Common Stock beneficially owned by Saddlebrook Holdings, LLC but held in the Indemnification Escrow pursuant to the Merger Agreement.

(7)
C.G. and Lynda Collins, as trustees, have voting and investment control over shares of Common Stock held by this entity.  Does not include 180,000 shares of Common Stock beneficially owned by the Collins Family Trust but held in the Indemnification Escrow pursuant to the Merger Agreement.

(8)	M. Joel and Cynthia A. Patton, as members, have voting and investment control over shares of Common Stock held by this entity.

(9)	Represents shares of Common Stock eligible to be acquired within 60 days through the exercise of the Note Warrants.

(10)
Scott L. Wyler, as trustee, has voting and investment control over shares of Common Stock held by this entity.  Does not include 110,000 shares of Common Stock beneficially owned by the Winer Family Trust but held in the Indemnification Escrow pursuant to the Merger Agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

We have one compensation plan approved by our stockholders, the 2007 Plan. As of the date hereof, we have not granted any awards under the 2007 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended October 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended October 31, 2008	Fiscal year ended October 31, 2007
Audit fees (1)	$41,493	$7,000
Audit-related fees (2)
Tax fees (3)		$500
All other fees (4)
Total fees	$41,493	$7,500

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

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., KY Acquisition Corp. and KY USA Energy, Inc. (1)

2.2	2.2	Split-Off Agreement, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., Christopher Greenwood, Las Rocas Leaseco Corp. and KY USA Energy, Inc. (1)

3.1	3.1	Amended and Restated Certificate of Incorporation of Registrant as filed with the Delaware Secretary of State on October 26, 2007 (2)

3.2	3.2	By-Laws of Registrant (3)

3.3	2.3	Amendment to By-laws of Kentucky USA Energy, Inc. (formerly Las Rocas Mining Corp.) (1)

3.4	3.2	Articles of Merger of KY Acquisition Corp. into KY USA Energy, Inc. (1)

4.1	4.1	Form of Senior Secured Credit Agreement Between KY USA Energy, Inc. and NSES 12, LLC (4)

4.2	4.2	Form of $10,000,000 Term Note of KY USA Energy, Inc. (4)

4.3	4.3	Form of Security Agreement between KY USA Energy, Inc. and NSES 12, LLC (4)

4.4	4.4	Form of Leasehold Mortgage, Assignment of Production, Security Agreement and Financing Statement from KY USA Energy, Inc. to NSES 12, LLC (4)

Exhibit No.	SEC Report Reference Number	Description

4.5	4.5	Form of Guarantee Agreement between Kentucky USA Energy, Inc. and NSES 12, LLC (4)

4.6	4.6	Form of Subordination Agreement by and among Kentucky USA Energy, Inc., KY USA Energy, Inc. and NSES 12, LLC (4)

4.7	4.7	Form of Subordination Agreement by and among 8% senior secured convertible note holder, KY USA Energy, Inc. and NSES 12, LLC (4)

4.8	4.8	Form of Subordination Agreement by and among 8% senior secured convertible note holder, Kentucky USA Energy, Inc. and NSES 12, LLC (4)

10.1	10.1	Registrant’s 2007 Equity Incentive Plan adopted October 19, 2007, 2007 (5)

10.2	10.2	Escrow Agreement, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., Steven D. Eversole and Gottbetter & Partners, LLP (1)

10.3	10.3	IR Shares Escrow Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and Gottbetter & Partners, LLP (1)

10.4	10.4	Form of Lock-Up Agreement, dated as of May 2, 2008 (1)

10.5	10.5	General Release Agreement, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., Christopher Greenwood, Las Rocas Leaseco, Inc. and KY USA Energy, Inc. (1)

10.6	10.6	Employment Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and Steven D. Eversole (1)

10.7	10.7	Employment Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and Samuel L. Winer (1)

10.8	10.8	Employment Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and C. G. Collins (1)

10.9	10.9	Form of Bridge Lender Warrant, dated as of May 2, 2008 (1)

10.10	10.1	Form of Securities Purchase Agreement (6)

10.11	10.2	Form 0f 8% Senior Convertible Note (6)

Exhibit No.	SEC Report Reference Number	Description

10.12	10.3	Form of Warrant to Purchase Common Stock (6)

10.13	10.4	Form of Registration Rights Agreement (6)

10.14	10.5	Form of Security Agreement (6)

10.15	10.6	Form of Subsidiary Guarantee (6)

10.16	10.1	Form of Farm-Out Assignment of Correction by and between K & D Energy and KY USA Energy, Inc. dated June 18, 2008 (4)

10.17	10.2	Form of Farm-Out Assignment by and between K & D Energy and KY USA Energy, Inc. dated as of October 4, 2007 (4)

10.18	10.3	Form of Supplemental Farm-Out Assignment by and between K & D Energy and KY USA Energy, Inc. dated as of December 10, 2007 (4)

10.19	*	Kentucky Agreement to Lease Equipment (with Warranty) by and between The Magdovitz Family Trust and KY USA Energy, Inc. dated July 18, 2008

10.20	*	Option to Purchase Lease between KY USA Energy, Inc. and Hilltopper Energy, LLC dated as of August 4, 2008 (the “Option”) and Addendum to the Option dated as of March 3, 2009

14.1	*	Code of Ethics

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit No.	SEC Report Reference Number	Description

32.2	*	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	*	Map of the Registrants Albany Shale well Project

99.2	99.1	Form of Registrant’s Stock Subscription Agreement (3)

(1)
Filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-141480) on Form 8-K, which exhibit is incorporated herein by reference

(2)
Filed with the SEC on November 1, 2007 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-141480) on Form 8-K, which exhibit is incorporated herein by reference.

(3)
Filed with the SEC on March 22, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-141480) on Form SB-2, which exhibit is incorporated herein by reference.

(4)
Filed with the SEC on July 1, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-141480) on Form 8-K, which exhibit is incorporated herein by reference.

(5)
Filed with the SEC on January 14, 2008 as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-141480) on Form 10-KSB, which exhibit is incorporated herein by reference.

(6)
Filed with the SEC on June 4, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-141480) on Form 8-K, which exhibit is incorporated herein by reference.

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY USA ENERGY, INC.

Dated: March 16, 2009	By:	/s/ Steven D. Eversole
Steven D. Eversole, President and
Chief Executive Officer

	By:	/s/ Charles M. Stivers
Charles M. Stivers, Interim Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven D. Eversole	Director	March 16, 2009
Steven D. Eversole

/s/ C.G. Collins	Director	March 16, 2009
C.G. Collins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kentucky USA Energy, Inc.

We have audited the accompanying balance sheets of Kentucky USA Energy, Inc. (An Exploration Stage Company) as of October 31, 2008 and October 31, 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year and period then ended and from October 5, 2007 (inception), to October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky USA Energy, Inc. (An Exploration Stage Company) as of October 31, 2008 and October 31, 2007 and the results of its operations and cash flows for the year and period then ended and from October 5, 2007 (inception), to October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has breached a loan covenant, whereby funds may be subject to accelerated repayment. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rodefer Moss & Co., PLLC

March 10, 2009

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	October 31, 2008	October 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$899,037	$30,232
Prepaid expenses	15,613	-

Total current assets	914,650	30,232

Other Assets
Deferred professional fees	-	50,040
Loan fees, net of accumulated amortization of $145,115	1,005,090	-
Investment in natural gas properties, using full cost method	3,796,351	1,719,728

Total other assets	4,801,441	1,769,768

Other property and equipment, net of accumulated depreciation of $7,830	306,366	-

Total assets	$6,022,457	$1,800,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$188,225	$-
Accrued interest	81,928	5,700
Stock liability	188,600	-
Derivative liability - warrants	263,425	-
Notes payable, due within one year	3,150,000	800,000
Capital lease obligations, due within one year	83,268	-

Total current liabilities	3,955,446	805,700

Long-term Debt
Convertible debt, net of discounts of $2,003,502	1,807,250	-
Notes payable, less amounts due within one year	-	1,000,000
Capital lease obligations, less amounts due within one year	202,169	-

Total long-term debt	2,009,419	1,000,000

Total liabilities	5,964,865	1,805,700

Stockholders' Equity (Deficit)
Common stock, ($0.0001 par value; 300,000,000 shares
authorized; 36,194,592 and 18,000,000 shares issued and outstanding)	3,619	1,800
Additional paid-in capital	3,427,498	200
Deficit accumulated during exploration stage	(3,373,525)	(7,700)

Total stockholders' equity (deficit)	57,592	(5,700)

Total liabilities and stockholders' equity (deficit)	$6,022,457	$1,800,000

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)

Consolidated Statements of Operations

			From Inception,
	Year Ended	Period Ended	October 5, 2007, thru
	October 31, 2008	October 31, 2007	October 31, 2008

Revenues	$-	$-	$-

General and Administrative Expenses
Amortization of loan fees	145,115	-	145,115
General and administrative	46,527	-	46,527
Legal and accounting	676,217	2,000	678,217

Loss from operations	(867,859)	(2,000)	(869,859)

Other Income (expense)
Changes in fair value of derivative liability	4,596,769	-	4,596,769
Interest expense	(7,094,735)	(5,699)	(7,100,434)

Income (loss) before income taxes	(3,365,825)	(7,699)	(3,373,524)

Income taxes	-	-	-

Net income (loss)	$(3,365,825)	$(7,699)	$(3,373,524)

Net income per share
Basic and diluted:
Operations	$(0.15)	$-	$(0.15)
Total	$(0.15)	$-	$(0.15)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)

Consolidated Statement of Changes in Stockholders’ deficit
				Deficit	Total
	Common		Additional	Accumulated	Stockholders’
	Stock	Common	Paid -in	During Exploration	Equity
	Shares	Stock	Capital	Stage	(Deficit)

Balance at October 5, 2007 (inception)	-	$-	$-	$-	$-

18,000,000 shares of stock issued for services on October 5, 2007 at $0.001 per share	18,000,000	1,800	200	-	2,000

Net loss for the period	-	-	-	(7,700)	(7,700)

Balance at October 31, 2007	18,000,000	1,800	200	(7,700)	(5,700)

May 2008 issuance of 12,000,000 shares for shell acquisition	12,000,000	1,200	(1,000)	-	200

May 2008 application of services provided in connnection with recapitalization as a cost of the transaction	-	-	(8,500,000)	-	(8,500,000)

May 2008 issuance of 5,000,000 shares in connection with services for recapitalization	5,000,000	500	8,499,500	-	8,500,000

Issuance of stock in partial settlement of derivative liability - May 2008	1,194,592	119	3,428,798	-	3,428,917

Net loss for the year	-	-	-	(3,365,825)	(3,365,825)

Balance at October 31, 2008	36,194,592	$3,619	$3,427,498	$(3,373,525)	$57,592

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
	Twelve		From Inception
	Months Ended	Period Ended	October 5, 2007 thru
	October 31, 2008	October 31, 2007	October 31, 2008

Net loss	$(3,365,825)	$(7,699)	$(3,373,524)
Adjustments to reconcile net loss to net cash
used in operating activities
Gains on market valuation of derivative liabilities	(4,596,769)	-	(4,596,769)
Derivative valuation adjustments charged to expense	6,851,947	-	6,851,947
Amortization of loan fees	145,115	-	145,115
Depreciation	7,830	-	7,830
Common stock issued for services	-	2,000	2,000

(Increase) in assets and increase in liabilities
Prepaid expenses	34,425	-	34,425
Accounts payable	188,225	-	188,225
Stock liability	188,600	-	188,600
Accrued expenses	76,229	5,699	81,928
Total adjustments to reconcile net loss to net cash
provided used in operating activities	2,895,602	7,699	2,903,301

Net cash used in operating activities	(470,223)	-	(470,223)

Cash flows from investing activities
Purchase of other property and equipment	(314,195)	-	(314,195)
Retainers paid to legal counsel	-	(50,040)	(50,040)
Investment in oil & gas properties	(1,332,009)	(1,719,728)	(3,051,737)

Total cash flows from investing activities	(1,646,204)	(1,769,768)	(3,415,972)

Cash flows from financing activities
Proceeds from borrowings	5,100,000	1,800,000	6,900,000
Proceeds from borrowings under capital leases	307,394	-	307,394
Loan fees incurred from borrowings	(1,150,205)	-	(1,150,205)
Repayments of long-term debt	(1,250,000)	-	(1,250,000)
Payments on capital lease obligations	(21,957)	-	(21,957)

Total cash flows from financing activities	2,985,232	1,800,000	4,785,232

Net increase in cash	868,805	30,232	899,037

Cash and cash equivalents, beginning of period	30,232	-	-

Cash and cash equivalents, end of period	$899,037	$30,232	$899,037

Supplemental Disclosures of Cash Flow information
Cash paid for interest	$181,812	$-	$181,812
Cash paid for income taxes	$-	$-	$-

During the year ended October 31, 2008, the Company incurred noncash financing costs of $6,300,037. The Company entered into capital lease obligations of $307,394 in order to obtain equipment for drilling. Common stock was issued in the amount of $3,429,117 was issued in a non-cash transaction in settlement of warrants booked as derivative liabilities.

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Note 1 - Basis of Presentation

The accompanying financial statements of Kentucky USA Energy, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. The company is still in the exploration stage, has recognized no revenue to date, and therefore has recorded no income tax expense.

These financial statements include the accounts of Kentucky USA Energy, Inc. and the accounts of its subsidiary, KY USA Energy, Inc. All inter-company balances have been eliminated in consolidation.

The Company is an exploration-stage company and historically has had no revenues. To date the Company's activities have generally been restricted to fundraising, drilling and exploring for natural gas.

The Company’s working capital ratio is less than one-to-one, which is a breach of our loan covenants in effect with regard to loans outstanding from our principal lender.  Because of the breach of our loan covenant, the $2.5 million listed as due on our balance sheet at October and an additional $2.5 million that we received in February 2009 (Note 12) may be called by our lender. Should this happen, we would have to seek additional financing. There is no guarantee that additional financing would be available. If the loan is called and we are unable to find additional financing, we believe we have ample funding to last through October 31, 2009.

We continue to maintain a good relationship with this lender and believe that there is no intention by the lender to call our loan.

As a result of the covenant violation our loans with this lender are classified as currently due on our balance sheet at October 31, 2008.

Note 2 – Acquisition

On May 2, 2008 the Company completed a reverse takeover in which it merged into KENTUCKY USA ENERGY, INC (“Delaware”), a DELAWARE public shell corporation formerly listed on the over-the-counter bulletin board (OTCBB).  KY USA Energy, Inc. (“KY”) survived the merger for accounting purposes and changed its name to KENTUCKY USA ENERGY, INC. Accordingly, these financial statements reflect the historical operations of KY USA Energy, Inc before the reverse merger, but the capital structure is that of Delaware, the corporation that legally survived the merger. The surviving entity is listed as KYUS on the OTCBB. Delaware’s financial activity after the merger has been reflected in the Company’s financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Prior to the Merger, Delaware had 36,000,000 shares of Common Stock issued and outstanding.  In connection with the Merger, Delaware issued 18,000,000 shares of Common Stock in exchange for the issued and outstanding shares of the KY’s Common Stock while 24,000,000 shares of Delaware’s Common Stock were returned to the Company and cancelled.  Also in connection with the Merger, 5,000,000 shares of the Company’s Common Stock were issued to IR Consultants in payment for services rendered in the recapitalization.

As a result of the acquisition, KY became a subsidiary of Delaware.  Upon consummation of the transaction the existing shareholders of KY held a majority of the voting power of the Company and controlled the Company’s board of directors.

Since at the time of the acquisition, Delaware had no significant operations, liabilities or assets, the beginning equity balances of Delaware have been presented as a recapitalization of KY whereby 18,000,000 common shares are considered constructively outstanding since inception and the transaction is accounted for as the subsequent issuance of 12,000,000 shares for the net assets of Kentucky.  The 5,000,000 shares issued to IR Consultants were recorded as the cost of capital.

As a result of these transactions, the historical financial statements of KY are the continuing historical financial statements of the Company.

Note 3 – Significant Accounting Policies

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company’s cash deposits are in a highly rated financial institution in Kentucky and may at times exceed federally insured amounts.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported on the financial statements and accompanying notes.  Actual results may differ from those estimates.  Gas reserve estimates are developed from information provided by the Company’s management to Glenn Robinson, Robinson Engineering of Evansville, Indiana and Willard F. Glover, Petroleum Engineering and Geologist of Crossville, Tennessee, at October 31, 2008 and October 31, 2007, respectively.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Natural Gas Properties
The Company follows the full cost method of accounting for gas property acquisition, exploration and development activities.  Under this method, all productive and non-productive costs incurred in connection with the acquisitions of, exploration for and development of gas reserves for each cost center are capitalized.  Capitalized costs include lease acquisitions, geological and geophysical work, and the costs of drilling, completing and equipping gas wells.  Costs, however, associated with production and general corporate activities are expensed in the period incurred.  Interest costs related to proved properties and properties under development are also capitalized to gas properties.  Gains or losses are recognized only upon sales or dispositions of significant amounts of gas reserves representing an entire cost center.  Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.  The capitalized gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, is generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount  factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties that are excluded from the costs being amortized.

Issuance of Stock for Non-Cash Consideration
All issuances of the Company’s stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.  The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

Earnings per Share
In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” (“SFAS 128”), basic income per share is based on 27,077,979 and 18,000,000 weighted average shares outstanding for the years ended October 31, 2008 and October 31, 2007.  Because the Company recorded a loss at October 31, 2008 and 2007, all potentially dilutive securities are anti-dilutive.

Note 4 – Other Property and Equipment

Other property and equipment consisted of the following:

	Depreciable Life	October 31, 2008	October 31, 2007

Machinery and Equipment	5-7 yrs	$314,196	0
Total		314,196	0
Less accumulated depreciation		(7,830)	0
Other property and Equipment - net		$306,366	0

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

The Company uses the straight-line method of depreciation ranging from five to seven years, depending on the estimated asset life.

Note 5 – Notes Payable and Convertible Debt

The Company had the following debt obligations:

	October 31, 2008	October 31, 2007
Non-interest bearing note payable to K and D Energy, secured by a Second mortgage on oil and gas leases, and repayable on or before August 5, 2008. This note is past due as at October 31, 2008 and as a result is currently bearing interest at 9%	$650,000	$1,000,000

Note payable to Somerset Recycling Service, Inc. Secured by oil and gas properties, bearing interest at 10%, interest due in monthly payments with the principle due May 5, 2008	0	800,000

NSES 12, LLC-New Stream Capital 12% note with interest payable monthly starting October 1, 2008, 85% of adjusted cash flow starting October 1, 2008 Interest & Principle paid full in 3 years	2,500,000	0

	$3,150,000	$1,800,000

Maturities under note obligations at October 31, 2008 and 2007 were:
	2008	2007
Year ending October 31:
2008	$3,150,000	$1,800,000
2009	-	-
2010	-	-
Thereafter	-	-

Total maturities of long-term debt	3,150,000	1,800,000
Less current maturities	3,150,000	1,800,000
Long-term notes payable	$-	$-

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

The balance owing to NSES represents the first draw on a potential $10 million credit facility with which the Company plans to execute its drilling program. Management believes the liquidity provided by this arrangement will be sufficient for its cash needs in its fiscal year ending October 31, 2009. For a further discussion of this arrangement, see Note 9, below.

The Company’s investment in natural gas properties reflects capitalized interest of $744,614 related to its debt obligations.

Note 6 – Capital Lease

On July 18, 2008 KY entered into a capital lease with The Magdovitz Family Trust.  The lease is for drilling equipment with a total lease price of $307,394. The terms of the lease require KY to make forty-two monthly installments, beginning on September 4, 2008.  At the conclusion of the lease, KY will have available a bargain purchase option for the equipment which at October 31, 2008 has a carrying value of $299,709.

Year ending October 31:
2009	$ 95,703
2010	95,703
2011	95,703
2012	23,926
After 2012	-

Total gross minimum lease payments	311,035
Less amount representing interest (at 3.5% to 9.183%)	25,598
Present value of minimum lease payments	285,437
Less current installments of obligations	83,268
Obligations under capital leases excluding
current installments	$ 202,169

Note 7 – Provision for Income Taxes

The Company provides deferred income tax assets and liabilities using the liability method for temporary differences between book and taxable income.

The provisions for income taxes for the year and period ended October 31, 2008 and 2007 are comprised as follows:

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

	2008	2007

Currently payable	$-	$-
Deferred federal tax benefit (expense)	147,000	2,500
Deferred state tax benefit (expense)	29,000	-
Valuation adjustment	(176,000)	(2,500)

	$-	$-

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	October 31, 2008	October 31, 2007
Reconciliation between statutory and effective tax rates

Expected benefit at federal statutory rates	$1,144,000	$2,500

Effect of interest expense deductible for book purposes but not deductible for income tax purposes	(2,324,000)	-

Effect of derivative gains included in book income but not included in taxable income	1,563,000	-
Temporary difference – capitalization of interest	(67,000)
State income taxes	29,000	-
Effect of expected lower applicable rates	(169,000)	-

	176,000	2,500
Valuation allowance	(176,000)	(2,500)

Income tax provision	$-	$-

The Company recorded valuation allowances of $176,000 and $2,500 at October 31, 2008 and October 31, 2007, respectively, fully offsetting estimated deferred tax benefits, as management is unable to determine that these tax benefits are more likely than not to be realized.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 2008 are as follows:

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Net operating loss carryforwards	$223,000
Temporary difference:Capitalized interest	(47,000)

$176,000

Note 8 – Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) Issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken by the Company, including issues relating to financial statement recognition and measurement. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires significant additional disclosures. This Interpretation was effective for fiscal years beginning after December 15, 2006 for publicly traded companies. The Company has evaluated the impact of this Interpretation on its financial position and results of operations. Adoption of FIN 48 did not have have a material impact in the results of its operations or financial position. All of the Company’s tax years since inception are open to IRS examination.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard provides guidance for using value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company continues to evaluate the impact the adoption of this statement could have on its financial condition, results of operations and cash flows and does not believe the standard will have a material impact on the results of its operations or financial position.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 address quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company has adopted SAB 108 and it has not had an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-as amended (“SFAS 159”).  SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above.  The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements.  The Company is considering the applicability of SFAS 159 and will determine if adoption is appropriate.  The effective date for SFAS 159 is for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141(R) requires acquisition-related costs and restructuring costs to be recognized separately from the first annual reporting period beginning on or after December 15, 2008.  The Company continues to evaluate the potential impact of this Interpretation on its financial position and the results of its operations.

Note 9 – Credit Agreements

On May 29, 2008 the Company closed a $2,500,000 securities purchase agreement with a private investor.  Under the agreement, the Company has authorized a series of convertible notes of the Company which are convertible into the Company’s common stock, par value $0.0001 per share. The note bears interest of a 360-day year with the first interest payment due August 29, 2008 and the first principal installment due May 29, 2009.  The note is secured by a lien on substantially all of the Company’s natural gas properties.  The note has no financial covenants and the company is in compliance with all non-financial covenants.  The Note proceeds were used for operating purposes of the Company.  The Company incurred closing costs of approximately $651,000 which will be amortized over the term of the note.

One June 25, 2008 the Company closed a $10,000,000 senior credit facility with NSES 12, LLC.  Under the facility, the Company may borrow up to $10,000,000.  The Company’s initial borrowing base was set at $2,500,000.  The initial loan under the facility with NSES 12, LLC closed on June 25, 2008 in the principal amount of $2.5 million, bearing interest at 12% per year.  Interest only is payable during the term of the loan and the principal balance of the loan is due thirty-six months from closing.  Interest is to accrue starting on the day the loan is funded, with the first interest payment due October 2008.  The facility is secured by a lien on substantially all of the Company’s natural gas properties.  The facility has affirmative and negative covenants. The Company is in noncompliance of loan covenants at October 31, 2008. The Company’s working capital ratio is less than one-to-one, which is a breach of the loan covenants.  The loan proceeds were used for the development of certain oil and gas properties.  The Company incurred closing costs associated with the loan of approximately $499,000, which are being amortized over the term of the loan.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Note 10 – Derivative Liabilities, Beneficial Conversion Feature, Convertible Debt, and Warrants

As of October 31, 2008, the Company recognized a derivative liability of $263,425 and convertible debt liability, net of discounts of $2,003,502, of $1,807,250 pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) relating to a beneficial conversion feature embedded in the Company’s debt instrument entered into on May 29, 2008.  The related debt is a convertible 8% senior secured 36 month note dated May 29, 2008 with Institutional Investor.  Interest only is payable quarterly.  Principle repayments due in 24 equal payments beginning with the 1st year anniversary.  This note is convertible into 2,500.000 shares.  The conversion feature allowed for the conversion of the underlying debt into shares of the Company’s common Stock at a price of $1.50 per share when the market price of the Company’s stock was $2.80 per share.  The existence of this discount is called a “beneficial conversion feature.”

EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19) specifies characteristics that financial instruments to be settled in a Company’s own stock must satisfy in order to be accounted for as equity rather than debt under SFAS 133.  Among other provisions, under the EITF, instruments must be categorized as debt if, under terms of the instrument, the Company might be required to issue a variable number of shares in satisfaction of the conversion feature.  Provisions of the May 29 instrument allow net settlement of the instrument upon exercise, resulting in the potential settlement with a variable number of shares, and the settlement is based upon the fixed cash value of the debt, known at issuance.

Accordingly the beneficial conversion feature was recorded at its intrinsic value of $1.98 per warrant, or $3,300,026, which was expensed, the attached debt of $2,500,000 having been previously discounted to zero in connection with warrants issued in the same transaction and discussed below.  Under provisions of SFAS 133 the valuation of the beneficial conversion feature initially recorded as a liability is reset at each reporting period to fair value with gain or loss recognized in income.  At October 31, 2008, the Company recognized a gain of $4,596,769 on the revaluation of this liability to fair value, using the Black-Scholes Formula with an expected term of approximately 2.5 years, volatility of 60%, and a risk-free rate of interest of 4%, consistent with valuations of warrants outstanding at October 31, 2008, as discussed below.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

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

In connection with the Company’s warrants as discussed in Note 5, the Company incurred initial derivative liabilities totaling $6,300,037 in May, 2008.  To the extent of proceeds received these liabilities were recorded as debt discount with any excess expensed upon issuance.  Upon early settlement of a loan, any remaining discount is written off.  As of October 31, 2008, the unamortized balance of loan fees amounted to $1,005,090.  The amount on these non-cash items charged to interest expense during the year ended October 31, 2008 was $7,596,561, including $612,568 in amortization and $1,986,188 to write off fees related to an early-settled loan.

Note 11 Stockholders’ Equity

The Company has authorized capital stock of 320,000,000 shares consisting of 300,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”),  and 20,000,000 shares of preferred stock with preferences and rights to be determined by the Board of Directors.

The Company has 2,700,000 warrants outstanding at October 31, 2008. The following table summarizes the changes in the company’s outstanding stock based compensation available through warrants for the year ended October 31, 2008:

	Number ofz Stock
	Options Available	Weighted Average
	Through Warrants	Exercise Price
Outstanding at beginning of period	-	-
Granted	4,700,000	1.27
Exercised	2,000,000	1.00
Cancelled/forfeited	-	-
Outstanding at October 31, 2008	2,700,000	1.46
Options Exercisable at October 31, 2008	2,700,000	1.46

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

The following table summarizes the information respecting stock options available through warrants outstanding and exercisable at October 31, 2008:

Stock Options Outstanding				Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 1.00	200,000	0.08	$1.00	200,000	0.08	$1.00
$ 1.50	2,500,000	3.00	$1.50	2,500,000	3.00	$1.50

The weighted average fair value per share of options granted during 2008 was $1.34, calculated using the Black-Scholes Option-Pricing model. No options were granted in 2007.

Interest expense of $128,187 related to stock warrants was recognized in 2008.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2006 and 2008: expected volatility of 60% for 2008, a risk free interest rate of 4.00% in 2008; and an expected option life remaining from 2.5 to 5 years for 2008.

No warrants were issued or outstanding at October 31, 2007 or for the period then ended.

Note 12 – Subsequent Events

On December 18, 2008, the Company issued 25,000, 350,000 and 37,500 shares of its restricted Common Stock to three consultants, respectively, in exchange for consulting services.

On February 12, 2009 we were approved for the second draw of $2.5 million on our $10 million credit facility.

Note 13 – Supplemental Natural Gas Information (Unaudited)

Information with respect to the Company’s natural gas producing activities is presented in the following tables.  Estimates of reserve quantities, as well as future production and discounted cash flows before income taxes, were developed from information provided by Glenn Robinson – Robinson Engineering and the report of Willard F. Glover – Consulting Engineer and Geologist utilizing information provided by management as of October 31, 2008 and October 31, 2007.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Gas Related Costs

The following table sets forth information concerning costs related to the Company’s gas property acquisition, exploration and development activities in the United States during the periods.

	October31,2008		October31,2007
Property acquisitions:
Proved	$		$1,719,728
Unproved		-	-
Less proceeds from sales of properties		-	-
Development cost		2,076,623	-

Total		$2,076,623	$1,719,728

Results of Operations from Gas Producing Activities

As of October 31, 2008 and October 31, 2007, the Company was still in an exploratory stage and had not begun producing activities.

Natural Gas Reserves

The following table sets forth the Company’s net proved gas reserves at October 31, 2008 and October 31, 2007, and the changes in net proved gas reserves for the year then ended.

Balance, October 5, 2007 (inception)	Gas MMcf
Revisions of previous estimates	-
Purchase of Reserves in Place	26,657
Proved reserves at October 31, 2007	26,657
Revisions of previous estimates	(1,107)
Sales of Reserves in Place	-
Proved reserves at October 31, 2008	25,550

Proved reserves represent the quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions.  Reserves are measured in units of one thousand cubic feet (Mcf) or one million cubic feet (MMcf) in the case of gas.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

At October 31, 2008 1,825 thousand Mcf of gas reserves were classified as proved developed reserves, and the balance of the proved reserves, or 23,725 thousand Mcf of gas reserves were classified as proved undeveloped. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows from the Company’s proved gas reserves is presented in the following tables:

	October 31, 2008	October 31, 2007
	Amount in Thousands	Amount in Thousands
Future cash inflows	$129,922	$119,958
Future production costs and taxes	(10,696)	(8,769)
Future development costs	(11,550)	(14,000)
Future income tax expenses	(25,842)	(23,325)

Net future cash flows	81,834	73,864
Discount at 10% for timing of cash	(50,287)	(29,102)
		-
Discounted future net cash flows from proved reserves	$31,506	$44,762

Standardized Measure of Discounted Future Net Cash Flows

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, productions taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves.  The average price used at October 31, 2008 and October 31, 2007 was $6.78 and $6.00 per MCF of gas.  No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on estimated current costs with respect to producing properties.  Future Development costs are based on the best estimate of such costs assuming current economic and operating conditions.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved.

The future net revenue information assumes no escalation of costs or prices.  Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

The Properties

The Company’s mineral rights were obtained through three farm-out assignments. Pursuant to the assignments, as supplemented and corrected, the Company is entitled to all working rights to, and a 75% net revenue interest in, the hydrocarbons in the New Albany Shale (Devonian).  Under the Assignments the Company has the right to drill wells on the properties and extract from these wells and sell the natural gas found in the New Albany Shale formation running through the properties.  Pursuant to the Assignments, the Company is required to drill 12 wells per year within the properties in order to retain its farmed-in rights.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, day rate rentals and the costs of drilling, completing and equipping oil and gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties are excluded from the costs being amortized. No ceiling write-downs were recorded during the year ended October 31, 2008 and October 31, 2007.