Form 10-Q
period 2009-01-31
Kentucky USA Energy, Inc.
filed 2009-03-23
CIK 1393614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

There were 36,607,092 shares of the issuer’s common stock outstanding as of March 23, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheets

	January 31, 2009	October 31, 2008
ASSETS	Unaudited
Current Assets
Cash and cash equivalents	$83,768	$899,037
Prepaid expenses	5,445	15,613

Total current assets	89,213	914,650

Other Assets
Deferred professional fees	-	-
Loan fees, net of accumulated amortization of $236,214 and $145,115	913,991	1,005,090
Investment in natural gas properties, using full cost method	4,651,443	3,796,351

Total other assets	5,565,434	4,801,441

Other property and equipment, net of accumulated depreciation of $15,959 and $7,830	314,301	306,366

Total assets	$5,968,948	$6,022,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$189,449	$188,225
Accrued interest	162,516	81,928
Accrued Liabilities	15,000	-
Accrued Stock based Compensation	419,100	188,600
Derivative liability - warrants	304,937	263,425
Notes payable, due within one year	3,150,000	3,150,000
Capital lease obligations, due within one year	83,268	83,268

Total current liabilities	4,324,270	3,955,446

Long-term Debt
Convertible debt, net of discounts of $1,752,451 and $2,003,502	2,058,301	1,807,250
Notes payable, less amounts due within one year	-	-
Capital lease obligations, less amounts due within one year	187,532	202,169

Total long-term debt	2,245,833	2,009,419

Total liabilities	6,570,103	5,964,865

Stockholders' Equity (Deficit)
Common stock, ($0.0001 par value; 300,000,000 shares
authorized; 36,194,592 and 18,000,000 shares issued and outstanding)	3,619	3,619
Additional paid-in capital	3,427,498	3,427,498
Deficit accumulated during exploration stage	(4,032,272)	(3,373,525)

Total stockholders' equity (deficit)	(601,155)	57,592

Total liabilities and stockholders' equity (deficit)	$5,968,948	$6,022,457

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations

			From Date of
	Three Months	Three Months	Inception
	Ended	Ended	(October 5, 2007)
	January 31, 2009	January 31, 2008	to January 31, 2009
	Unaudited	Unaudited	(Unaudited)

Revenues	$-	$-	$-

General and Administrative Expenses
Amortization of loan fees	91,099		236,214
General and administrative	42,622	7,550	89,149
Legal and accounting	384,605	56,776	1,062,822

Loss from operations	(518,326)	(64,326)	(1,388,185)

Other Income (expense)
Changes in fair value of derivative liability	(66,285)		4,530,485
Interest expense	(74,137)	(22,630)	(7,174,571)

Income (loss) before income taxes	(658,747)	(86,956)	(4,032,271)

Income taxes	-	-	-

Net income (loss)	$(658,747)	$(86,956)	$(4,032,271)

Net income per share
Basic and diluted:
Operations	$(0.02)	$-	$(0.17)
Total	$(0.02)	$-	$(0.17)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Statement of Changes in Stockholders’ Deficit
For the Period Ended January 31, 2009

				Deficit
				Accumulated	Total
	Common		Additional	During	Stockholders’
	Stock	Common	Paid -in	Exploration	Equity
	Shares	Stock	Capital	Stage	(Deficit)

Balance at October 31, 2007	18,000,000	1,800	200	(7,700)	(5,700)

May 2008 issuance of 12,000,000 shares for shell acquisition	12,000,000	1,200	(1,000)	-	200

May 2008 application of services provided in connnection with recapitalization as a cost of the transaction	-	-	(8,500,000)	-	(8,500,000)

May 2008 issuance of 5,000,000 shares in connection with services for recapitalization	5,000,000	500	8,499,500	-	8,500,000

Issuance of stock in partial settlement of derivative liability - May 2008	1,194,592	119	3,428,798	-	3,428,917

Net loss for the year	-	-	-	(3,365,825)	(3,365,825)

Balance at October 31, 2008	36,194,592	3,619	3,427,498	(3,373,525)	57,592

Net loss for the period	-	-	-	(658,747)	(658,747)

Balance at January 31, 2009	36,194,592	$3,619	$3,427,498	$(4,032,272)	$(601,155)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows

	Three Months	Three Months	From Inception
	Ended	Ended	(October 5, 2007) to
	January 31, 2009	January 31, 2008	January 31, 2009
	Unaudited	Unaudited	Unaudited

Net loss	$(658,747)	$(86,956)	$(4,032,271)
Adjustments to reconcile net loss to net cash
used in operating activities
(Gains) losses on market valuation of derivative liabilities	66,284	-	(4,530,485)
Amortization charged to interest expense	-	-	6,997,062
Depreciation	8,129	-	15,959
Common stock issued for services	-	53,536	2,000

Decrease (increase) in assets and increase (decrease) in liabilities
Prepaid expenses	10,170	-	44,595
Accounts payable and accrued expenses	96,812	(3,500)	366,965
Stock liability	230,500	-	419,100
Total adjustments to reconcile net loss to net cash
provided used in operating activities	411,895	50,036	3,315,196

Net cash flows from operating activities	(246,852)	(36,920)	(717,075)

Cash flows from investing activities
Purchase of other property and equipment	(16,064)	(5,000)	(330,259)
Retainers to legal counsel	-	(50,040)	(50,040)
Purchases of natural gas leases		(5,500)	-
Investment in oil & gas properties	(537,716)	-	(3,589,453)
Net cash flows from investing activities
	(553,780)	(60,540)	(3,969,752)
Cash flows from financing activities
Proceeds from borrowings	-	-	6,900,000
Proceeds from borrowings under capital leases	-	100,000	307,394
Loan fees incurred from borrowings	-	-	(1,150,205)
Repayments of long-term debt	-	-	(1,250,000)
Repayments of capital lease obligation	(14,637)	-	(36,594)
Total cash flows from financing activities
	(14,637)	100,000	4,770,595
Net (decrease) increase in cash
	(815,269)	2,540	83,768

Cash and cash equivalents, beginning of period	899,037	30,232	-

Cash and cash equivalents, end of period	$83,768	$32,772	$83,768
Supplemental Disclosures of Cash Flow information
Cash paid for interest	$50,833	$13,370	$169,645
Cash paid for income taxes	$-	$-	$-

In non-cash transactions, $317,379 of interest amortization were capitalized for the three months ended January 31, 2009.

The accompanying notes are an integral part of these financial statements.

Kentucky USA Energy, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kentucky USA Energy, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim Financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.  Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ended October 31, 2009.  The Company is still in the exploration stage, has recognized no revenue to date, and therefore has recorded no income tax expense.

(2)  Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), Basic income per share is based on 36,194,592 weighted average shares outstanding for the quarter ended January 31, 2009.  Diluted earnings per common share are computed by diving income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.  Because the Company has incurred losses from inception, all potentially dilutive securities are anti-dilutive for all periods presented.

The number of dilutive shares outstanding at January 31, 2009 is 310,001 and these shares are related to options and warrants.

(3)  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (FIN 48),which clarifies the accounting for uncertainty in tax positions taken or expected to be taken by the Company, including issues relating to financial statement recognition and measurement.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 will also requires significant additional disclosures.  This Interpretation is effective for fiscal years beginning after December 15, 2006 for publicly traded companies.  The Company has evaluated the impact of this Interpretation on its  financial position and results of operations.  Adoption of FIN 48 did not  have a material impact in the results of its operations or financial position.  All of the Company’s tax years since inception are open to IRS examination.

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

Kentucky USA Energy, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)  Recent Accounting Pronouncements (continued)

The Company continues to evaluate the impact the adoption of this statement could have on its financial condition, results of operations and cash flows and does not believe the standard will have a material impact on the results of its operations or financial position.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company has adopted SAB 108 and it has not had an impact on the Company’s financial statements.

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

(4)  Natural Gas Properties

The following table sets forth information concerning costs related to the Company’s natural gas property acquisitions, exploration and development activities:

	January 31, 2008	January 31, 2008
Property acquisitions:
Proved	-
Unproved	-
Less proceeds from sales of properties	-
Development cost	$855,092	$5,500

Total	$855,092	$5,500

As of January 31, 2009, the Company was still in an exploratory stage and had not begun any producing activities.

Kentucky USA Energy, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)  Credit Agreements

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

On June 25, 2008 the Company closed a $10,000,000 senior credit facility with NSES 12, LLC.

Under the facility, the Company may borrow up to $10,000,000.  The Company’s initial borrowing base was set at $2,500,000.  The initial loan under the facility with NSES 12, LLC closed on June 25, 2008 in the principal amount of $2.5 million, bearing interest at a 12%.  Interest only is payable during the term of the loan and the principal balance of the loan is due thirty-six months from closing.  Interest is to accrue starting on the day the loan is funded, with the first interest payment due October 2008. The facility is secured by a lien on substantially al of the Company’s natural gas properties.  The facility has affirmative and negative covenants, with which the Company is in compliance.  The loan proceeds were used for the development of certain oil and gas properties.  The Company incurred closing costs associated with the loan of approximately $499,000, which will be amortized over the term of the loan.

 (6) Derivative Liabilities, Beneficial Conversion Feature, Convertible Debt, and Warrants

As of January 31, 2009, the Company recognized a derivative liability of $304,937 and convertible debt liability, net of discounts of $1,777,223, of $2,058,301 pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) relating to a beneficial conversion feature embedded in the Company’s debt instrument entered into on May 29, 2008. The related debt is a convertible 8% senior secured 36 month note dated May 29, 2008 with Institutional Investor.  Interest only is payable quarterly. Principle repayments due in 24 equal payments beginning with the 1st year anniversary.  This note is convertible into 2,500,000 shares. The conversion feature allowed for the conversion of the underlying debt into shares of the Company’s common Stock at a price of $1.50 per share when the market price of the Company’s  stock was $2.80 per share. The existence of this discount is called a “beneficial conversion feature.”

EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19) specifies characteristics that financial instruments to be settled in a Company’s  own stock must satisfy in order to be accounted for as equity rather than debt under SFAS 133. Among other provisions, under the EITF, instruments must be categorized as debt if, under terms of the instrument, the Company might be required to issue a variable number of shares in satisfaction of the conversion feature. Provisions of the May29 instrument allow net settlement of the instrument upon exercise, resulting in the potential settlement with a variable number of shares, and the settlement is based upon the fixed cash value of the debt, known at issuance.

Kentucky USA Energy, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6) Derivative Liabilities, Beneficial Conversion Feature, Convertible Debt, and Warrants (continued)

Accordingly the beneficial conversion feature was recorded at its intrinsic value of $1.98 per warrant, or $2,773,418, which was expensed, the attached debt of $2,500,000 having been previously discounted to zero in connection with warrants issued in the same transaction and discussed below. Under provisions of SFAS 133 the valuation of the beneficial conversion feature initially recorded as a liability is reset at each reporting period to fair value with gain or loss recognized in income. For the period ended January 31, 2009, the Company recognized a loss of $24,772 on the revaluation of this liability to fair value, using the Black-Scholes Formula with an expected term of approximately 2.5 years, volatility of 60%, and a risk-free rate of interest of 4%, consistent with valuations of warrants outstanding at January 31, 2009, as discussed below.

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

In connection with the Company’s warrants as discussed in Note 5, the Company incurred initial derivative liabilities totaling $6,300,037 in May, 2008. To the extent of proceeds received these liabilities were recorded as debt discount with any excess expensed upon issuance. Upon early settlement of a loan, any remaining discount is written off. As of January 31, 2009, the unamortized balance of loan fees amounted to $913,991. The amount on these non-cash items capitalized as interest expense during the three months ended January 31, 2009 was $317,379, including $226,279 in derivative items and $91,099 in amortization of loan fees.

(7) Going Concern

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations, including the drilling of our initial gas wells, longer term drilling programs and additional leasehold acquisitions, the viability of the shale gas fields in the Illinois Basin in western Kentucky, our ability to build and maintain a successful operations infrastructure and to effectively drill and develop producing wells, the successful negotiation and execution of cost-effective third-party gas drilling and distribution agreements, the continued commitment of drill rig operators and future economic conditions and the volatility and decreases in energy prices.

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

KY USA was incorporated in the Commonwealth of Kentucky on October 5, 2007 to acquire, explore and develop oil and gas resource properties, with a primary focus initially on shale gas in the Illinois Basin in western Kentucky. KY USA has secured a 75% net revenue interest in a leasehold in Western Kentucky covering approximately 3,000 acres targeting gas extraction from the New Albany Shale. We have identified approximately 40-50 drilling locations on this leasehold.  Our net (75%) recoverable “proved developed producing reserves1” as of October 31, 2008, are estimated at 1.369 billion cubic feet of gas (“Bcf”), while “proved undeveloped primary reserves2” are estimated at 17.794 Bcf, for a total proved developed and un-developed reserves of 19.163 Bcf.  This leasehold is directly adjacent to producing wells.

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

Results of Operations for the Three Month Periods Ended January 31, 2009 and 2008

We are still in our exploration stage and have generated no revenues to date.

All productive and non-productive costs incurred in connection with the acquisitions of, exploration for and development of our gas reserves are capitalized using the full cost method of accounting.  These costs include lease acquisitions, geological and geophysical work, and the costs of drilling, completing and equipping our gas wells.  For the three month periods ended January 31, 2009 and 2008, we incurred such total capitalized costs of $1,115,260 and $5,500, respectively.  The increase from 2008 to 2009 was a result of our beginning to drill our first wells.

We incurred general and administrative expenses of $42,622 and $7,550 for the three month periods ended January 31, 2009 and 2008, respectively. These expenses consisted of costs incurred in connection with the start-up and day to day operation of our business.

Amortization of loan fees for the three month period ended January 31, 2009 totaled $91,099.  These costs are related to the Note and the Loan.  We had no such costs for the three months ended January 31, 2008.

We incurred professional expenses of $384,605 and $56,776 for the three month periods ended January 31, 2009 and 2008, respectively. The increase in these expenses primarily resulted from consulting agreements and annual SEC filing requirements.

1.   According to Securities and Exchange Commission (“SEC”) definitions, “proved developed reserves” are those that are expected to be recovered from existing wells with existing equipment and operating methods.
2.  According to SEC definitions, “proved undeveloped reserves” are those that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

Our interest expense for the three month periods ended January 31, 2009 and 2008, were $74,136 and $221,630, respectively. This cost is attributable to interest due and paid on the Note and on the Loan. During the three month period ended January 31, 2009, we recognized a net loss on a derivative liability relating to the Note in the amount of $66,284, due to a revaluation of the derivative liability to market at October 31, 2008.

We have generated no revenues to date.  Our net operating loss from inception through January 31, 2009 was $4,031,272.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of January 31, 2009 was $83,768.

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

On June 27, 2008, KY USA closed on a senior secured credit facility (the “Credit Facility”) with NSES 12, LLC, a funding vehicle of New Stream Capital (the "Lender"), pursuant to which KY USA may borrow up to $10,000,000 in the aggregate, under certain conditions, as more fully described in our Form 8-K filed with the SEC on July 1, 2008.  Under the Credit Facility, KY USA borrowed $2,500,000 on June 27, 2008 (the "Initial Loan") and may borrow up to an additional aggregate amount of $7,500,000 in installments of a minimum of $2,500,000 each (each, an “Installment Loan”), solely at the discretion of the Lender.  The proceeds of the Initial Loan amount, net after expenses of the transaction, including a $200,000 credit facility fee paid to the Lender at closing and a $200,000 consulting fee paid to one consultant, have been used by KY USA for ongoing working capital purposes, including the costs and expenses relating to the drilling of our initial gas wells in the New Albany shale on KY USA's leasehold in western Kentucky.

On February 12, 2008, we received the first Installment Loan in an amount of $2.5 million.  To date, we have received $5,000,000 under the Credit Facility which requires that we comply with financial covenants relating to, among other things, collateral and current ratio coverage. As of October 31, 2008, we were not in compliance with the 1.0 to 1.0 current ratio requirement of the Credit Agreement.  This breach of the current ration covenant contained in the Credit Agreement constitutes an event of default under the Credit Agreement. The breach would permit the Lender under the Credit Agreement to declare all amounts borrowed thereunder to be immediately due and payable.  We intend to request from the Lender a waiver of this current ratio covenant, but we cannot assure you that we will be successful in obtaining such waiver.  Additionally, even if we obtain a waiver from the Lender, we may not be able to satisfy these or other covenants in the future or be able to pursue our strategies within the constraints of these covenants.

Including the net proceeds from the Offering and the Credit Facility, we have sufficient funds to conduct our operations for approximately the next six to nine months.

If we are not successful in generating sufficient liquidity from KY USA operations or in raising sufficient capital resources on terms acceptable to us, our business, results of operations, liquidity and financial condition could suffer materially.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from the Offering and the New Stream Credit Facility. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the standard will have a material impact on the results of its operations or financial position.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 and it has not had an impact on Company’s financial statements.

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

ITEM 4T.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that, due to the insufficiency of the depth and breadth of our accounting function, our disclosure controls and procedures were not adequate and effective to ensure that our management is alerted to material information required to be included in our periodic filings with the SEC. Nevertheless, our management has determined that all matters to be disclosed in this report have been fully and accurately reported. We are in the process of improving our processes and procedures to ensure full, accurate and timely disclosure in the current fiscal year, with the expectation of establishing effective disclosure controls and procedures as soon as reasonably practicable.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

____________________
* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky USA Energy, Inc.

Date: March 23, 2009	By:	/s/ Steven D. Eversole
Name: Steven D. Eversole
Title: Principal Executive Officer

By:	/s/ Charles M. Stivers
Name: Charles M. Stivers
Title: Interim Principal Financial Officer