Form 10-Q
period 2009-04-30
Kentucky USA Energy, Inc.
filed 2009-06-19
CIK 1393614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 36,607,092 shares of the issuer’s common stock outstanding as of June 15, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheets
	April 30, 2009	October 31, 2008
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$778,481	$899,037
Prepaid expenses	5,498	15,613

Total Current Assets	783,979	914,650

Other Assets
Loan fees, net of accumulated amortization of $472,428 and $145,115	822,892	1,005,090
Investment in natural gas properties, using full cost method	6,493,119	3,796,351

Total Other Assets	7,316,011	4,801,441

Other property and equipment, net of accumulated depreciation of $24,262 and $7,830	370,555	306,366

Total Assets	$8,470,545	$6,022,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$187,240	$188,225
Accrued interest	188,978	81,928
Accrued liabilities	15,000	-
Stock liability	645,600	188,600
Derivative liability - warrants	99,452	263,425
Notes payable	5,650,000	3,150,000
Capital lease obligations	83,268	83,268

Total Current Liabilities	6,869,538	3,955,446

Long-term Debt
Convertible debt, net of discounts of $1,290,776 and $2,003,502	2,422,806	1,807,250
Capital lease obligations	158,256	202,169

Total Long-term Debt	2,581,062	2,009,419

Total Liabilities	9,450,600	5,964,865

Stockholders' Equity (Deficit)
Common stock, ($0.0001 par value; 300,000,000 shares
authorized; 36,194,592 and 18,000,000 shares issued and outstanding)	3,619	3,619
Additional paid-in capital	3,427,498	3,427,498
Deficit accumulated during exploration stage	(4,411,172)	(3,373,525)

Total Stockholders' Equity (Deficit)	(980,055)	57,592

Total Liabilities and Stockholders' equity (Deficit)	$8,470,545	$6,022,457

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations

					From Date of
	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	(October 5, 2007)
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008	to April 30, 2009
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$-	$-	$-	$-	$-

General and Administrative Expenses
Amortization of loan fees	91,099	-	182,198	-	327,313
General and administrative	23,704	-	66,327	7,550	112,853
Legal and accounting	386,355	4,450	770,960	61,225	1,449,178

Loss from operations	(501,158)	(4,450)	(1,019,485)	(68,775)	(1,889,344)

Other Income (expense)
Changes in fair value of derivative liability	327,427		261,143	-	4,857,912
Interest expense	(205,169)	(20,382)	(279,305)	(43,013)	(7,374,040)

Loss before income taxes	(378,900)	(24,832)	(1,037,647)	(111,788)	(4,405,472)

Income taxes	-	-	-	-	-

Net income (loss)	$(378,900)	$(24,832)	$(1,037,647)	$(111,788)	$(4,405,472)

Loss per share
Basic and diluted:
Operations	$(0.02)	$(0.01)	$(0.17)	$(0.03)	$(0.03)
Total	$(0.02)	$(0.01)	$(0.17)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Statement of Changes in Stockholders’ Deficit

				Deficit	Total
	Common		Additional	Accumulated	Stockholders’
	Stock	Common	Paid -in	During Exploration	Equity
	Shares	Stock	Capital	Stage	(Deficit)

Balance at October 31, 2007	18,000,000	1,800	200	(7,700)	(5,700)

May 2008 issuance of 12,000,000 shares for shell acquisition	12,000,000	1,200	(1,000)	-	200

May 2008 application of services provided in connection with recapitalization as a cost of the transaction	-	-	(8,500,000)	-	(8,500,000)

May 2008 issuance of 5,000,000 shares in connection with services for recapitalization	5,000,000	500	8,499,500	-	8,500,000

Issuance of stock in partial settlement of derivative liability - May 2008	1,194,592	119	3,428,798	-	3,428,917

Net loss for the year	-	-	-	(3,365,825)	(3,365,825)

Balance at October 31, 2008	36,194,592	3,619	3,427,498	(3,373,525)	57,592

Net loss for the period	-	-	-	(1,037,647)	(1,037,647)

Balance at April 30, 2009	36,194,592	$3,619	$3,427,498	$(4,411,172)	$(980,055)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
			From Date of
	Six Months	Six Months	Inception
	Ended	Ended	(October 5, 2007)
	April 30, 2009	April 30, 2008	to April 30, 2009
	Unaudited	Unaudited	Unaudited

Net loss	$(1,037,647)	$(111,788)	$(4,411,171)
Adjustments to reconcile net loss to net cash
used in operating activities
(Gains) Losses on market valuation of derivative liabilities	(261,143)	-	(4,857,912)
Derivative valuation adjustments charged to expense	-	-	6,851,947
Amortization charged to interest expense	182,198	-	327,313
Depreciation	16,432	-	24,262
Common stock issued for services	-	-	2,000

Decrease (increase) in assets and increase (decrease) in liabilities
Prepaid expenses	10,115	(53,540)	(5,500)
Accounts payable and accrued expenses	121,065	59,034	391,218
Stock liability	457,000	-	645,600
Total adjustments to reconcile net loss to net cash
provided used in operating activities	525,667	5,494	3,378,928

Net cash flows from operating activities	(511,980)	(106,294)	(1,032,243)

Cash flows from investing activities
Purchase of other property and equipment	(80,621)	(5,000)	(394,816)
Purchases of natural gas leases	-	(5,500)	-
Investment in oil & gas properties	(2,696,768)	(8,910)	(5,748,505)

Net cash flows from investing activities	(2,777,389)	(19,410)	(6,143,321)
Cash flows from financing activities
Proceeds from borrowings	2,500,000	-	9,400,000
Proceeds from borrowings under capital leases	-	100,000	307,394
Loan fees incurred from borrowings	712,726	-	(437,479)
Repayments of long-term debt	-	-	(1,250,000)
Repayments of capital lease obligation	(43,913)	-	(65,870)

Total cash flows from financing activities	3,168,813	100,000	7,954,045

Net (decrease) increase in cash	(120,556)	(25,704)	778,481

Cash and cash equivalents, beginning of period	899,037	30,232	-

Cash and cash equivalents, end of period	$778,481	$4,528	$778,481
Supplemental Disclosures of Cash Flow information
Cash paid for interest	$215,833	$165,000	$375,261

In non-cash transactions, $744,614 of interest was capitalized for the year ended October 31, 2008.

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kentucky USA Energy, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.  Operating results for the six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ended October 31, 2009.  The Company is still in the exploration stage, has recognized no revenue to date, and therefore has recorded no income tax expense.

(2)  Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic income per share is based on 36,194,592 weighted average shares outstanding for the quarter ended April 30, 2009.  Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.  Because the Company has incurred losses from inception, all potentially dilutive securities are anti-dilutive for all periods presented.

The number of potentially dilutive shares outstanding at April 30, 2009 is 2,700,000 and these shares are related to options and warrants described in Note 6.

(3)  Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.165, ‘Subsequent Events’ (FASB 165). The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009. Management does not believe that the implementation of this standard will have a significant impact on the financial statements of the Company.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management does not believe that the implementation of this standard will have a significant impact on the financial statements of the Company.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives for using derivative instruments and hedging activities, method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses. The effective date for SFAS 161 is November 15, 2008 for fiscal years and interim periods. Management does not believe that the implementation of this standard will have a significant impact on the financial statements of the Company.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2007

(3)  Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) requires acquisition-related costs and restructuring costs to be recognized separately from the first annual reporting period beginning on or after December 15, 2008.  Management does not believe that the implementation of this standard will have a significant impact on the financial statements of the Company.

(4)  Natural Gas Properties

The following table sets forth information concerning costs related to the Company’s natural gas property acquisitions, exploration and development activities:

	April 30, 2009	October 31, 2008
Property acquisitions:
Development cost	$6,493,119	$3,796,391

Total	$6,493,119	$3,796,391

As of April 30, 2009, the Company was still in an exploratory stage and had not begun any producing activities.

(5)  Credit Facilities

On May 29, 2008 the Company closed a $2,500,000 securities purchase agreement with a private investor.

Under the agreement, the Company has authorized a senior convertible note which is convertible into the Company’s common stock, par value $0.0001 per share. The note bears interest at 8% per year and has a maturity date forty-eight months from closing.  Interest begins accruing on the issuance date and is computed on the basis of a 360-day year with the first interest payment due August 29, 2008 and the first principal installment due May 29, 2010.  The note is secured by a lien on substantially all of the Company’s natural gas properties.  The note has no financial covenants and the Company is in compliance with all non-financial covenants.  The Company incurred closing costs of approximately $651,000 which are being amortized over the term of the note.

On June 25, 2008 the Company closed a $10,000,000 senior credit facility with NSES 12, LLC.

Under the facility, the Company may borrow up to $10,000,000.  The initial loan under the facility with NSES 12, LLC closed on June 25, 2008 with an initial borrowing base amount of $2,500,000, bearing interest of 12%. Interest is payable quarterly during the term of the loan with the remaining principal balance of the loan is due thirty-six months from closing.  Interest began to accrue beginning on the day the loan was funded, with the first interest payment due October 2008, with subsequent payments due quarterly thereafter. The Company borrowed an additional $2,500,000 on February 10, 2009. The facility is secured by a lien on substantially all of the Company’s natural gas properties.  The facility has affirmative and negative covenants, with which the Company is in compliance.  The loan proceeds were used for the development of certain oil and gas properties.  The Company incurred closing costs associated with the loan of approximately $499,000, which are being amortized over the term of the loan.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2007

(6) Derivative Liabilities, Beneficial Conversion Feature, Convertible Debt, and Warrants

For the three months ended April 30, 2009, the Company recognized a derivative liability of $327,427 and convertible debt liability, net of discounts of $1,290,776 pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) relating to a beneficial conversion feature embedded in the Company’s debt instrument entered into on May 29, 2008. The related debt is a convertible 8% senior secured 48 month note dated May 29, 2008 with Institutional Investor.  Interest only is payable quarterly. Principle repayments due in 24 equal payments beginning with the 2nd year anniversary.  This note is convertible into 2,500,000 shares. The conversion feature allowed for the conversion of the underlying debt into shares of the Company’s common Stock at a price of $1.50 per share when the market price of the Company’s stock was $2.80 per share. The existence of this discount is called a “beneficial conversion feature.”

EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19) specifies characteristics that financial instruments to be settled in a company’s  own stock must satisfy in order to be accounted for as equity rather than debt under SFAS 133. Among other provisions, under the EITF, instruments must be categorized as debt if, under terms of the instrument, the Company might be required to issue a variable number of shares in satisfaction of the conversion feature. Provisions of the instrument allow net settlement of the instrument upon exercise, resulting in the potential settlement with a variable number of shares, and the settlement is based upon the fixed cash value of the debt, known at issuance.

Accordingly the beneficial conversion feature was recorded at its intrinsic value of $1.98 per warrant, or $2,773,418, which was expensed, the attached debt of $2,500,000 having been previously discounted to zero in connection with warrants issued in the same transaction and discussed below. Under provisions of SFAS 133 the valuation of the beneficial conversion feature initially recorded as a liability is reset at each reporting period to fair value with gain or loss recognized in income.  For the three months ended April 30, 2009, the Company recognized a gain of $327,427 on the revaluation of this liability to fair value, using the Black-Scholes Formula with an expected term of approximately 2.5 years, volatility of 60%, and a risk-free rate of interest of 4%.

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

In connection with the Company’s warrants as discussed in Note 5, the Company incurred initial derivative liabilities totaling $6,300,037 in May 2008. To the extent of proceeds received, these liabilities were recorded as debt discount with any excess expensed upon issuance. Upon early settlement of a loan, any remaining discount is written off. As of April 30, 2009, the unamortized balance of loan fees amounted to $822,892.

(7) Going Concern

The financial statements do not include any adjustments that could be required if the Company were unable to refinance debt or continue as a going concern.  The Company has incurred substantial losses, which have strained its financial resources.  Additionally, at April 30, 2009 the Company’s liabilities exceed its assets. If substantial losses continue, or the Company is unable to raise sufficient additional capital through debt and equity offerings, liquidity problems will cause the Company to curtail operations, liquidate or sell assets or entities, or pursue other actions that could adversely affect future operations.  These factors have raised doubt about the Company’s ability to continue as a going concern. For these reasons our auditors stated in their report on our audited financial statements for the year ended October 31, 2008 that they have substantial doubt we will be able to continue as a going concern.

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

KY USA was incorporated in the Commonwealth of Kentucky on October 5, 2007 to acquire, explore and develop oil and gas resource properties, with a primary focus initially on shale gas in the Illinois Basin in western Kentucky. KY USA has secured a 75% net revenue interest in a leasehold in Western Kentucky covering approximately 3,000 acres targeting gas extraction from the New Albany Shale. We have identified approximately 40-50 drilling locations on this leasehold.  Our net recoverable “proved developed producing reserves1” as of October 31, 2008, are estimated at 1.825 billion cubic feet of gas (“Bcf”), while “proved undeveloped primary reserves2” are estimated at 23.725 Bcf, for a total proved developed and undeveloped reserves of 25.550 Bcf.  This leasehold is directly adjacent to producing wells.

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

Results of Operations for the Three and Six Month Periods Ended April 30, 2009 and 2008

We are still in our exploration stage and have generated no revenues to date.

All productive and non-productive costs incurred in connection with the acquisitions of, exploration for and development of our gas reserves are capitalized using the full cost method of accounting.  These costs include lease acquisitions, geological and geophysical work, and the costs of drilling, completing and equipping our gas wells.  For the three month periods ended April 30, 2009 and 2008, we incurred such total capitalized costs of $537,716 and $0, respectively.  For the six month periods ended April 30, 2009 and 2008, we incurred such total capitalized costs of $2,696,968 and $8,910 respectively.  The increases from 2008 to 2009 were the result of our beginning to drill our first wells.

We incurred general and administrative expenses of $501,158 and $4,450 for the three month periods ended April 30, 2009 and 2008, respectively, and of $1,019,485 and $68,775 for the six month periods ended April 30, 2009 and 2008, respectively. These expenses consisted of costs incurred in connection with the start-up and day to day operation of our business.

Amortization of loan fees for the three and six month periods ended April 30, 2009 totaled $91,099 and $182,198 respectively.  These costs are related to the Note and the Loan.  We had no such costs for the three and six month periods ended April 30, 2008.

We incurred professional expenses of $384,605 and $56,776 for the three month periods ended April 30, 2009 and 2008, respectively, and of $770,960 and $61,225 for the six month periods ended April 30, 2009 and 2008, respectively. The increase in these expenses primarily resulted from consulting agreements and annual SEC filing requirements.

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

Our interest expense for the three month periods ended April 30, 2009 and 2008, were $205,169 and $20,382 respectively, and for the six month periods ended April 30, 2009 and 2008, were $279,305 and $43,013 respectively. This cost is attributable to interest due and paid on the Note and on the Loan. During the three and six month periods ended April 30, 2009, we recognized a net gain on a derivative liability relating to the Note in the amount of $327,427 and $261,143 respectively, due to a revaluation of the derivative liability to market at October 31, 2008.

We have generated no revenues to date.  Our net operating loss from inception through April 30, 2009 was $4,405,472.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of April 30, 2009 was $778,481.

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

Critical Accounting Policies

The Company prepares its Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing the Company’s financial statements and the uncertainties that could impact the Company’s results of operations, financial condition and cash flows.

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, day rate rentals and the costs of drilling, completing and equipping oil and gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized. No ceiling write-downs have been recorded to date.

Oil and Gas Reserves

The Company’s proved gas reserves as of October 31, 2008 were developed from information provided by Glenn Robinson – Robinson Engineering. Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control. The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time. Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

Derivative Instruments

We value derivative instruments in accordance with the interpretative guidance of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible  Instruments and associated pronouncements related to the classification and measurement of warrants and instruments with embedded conversion features. We make certain assumptions and estimates to value our derivative liabilities. Factors affecting these liabilities and values include changes in the stock price and other assumptions.

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

Date: June 19, 2009	Kentucky USA Energy, Inc.

	By:	/s/Steven D. Eversole
		Name:	Steven D. Eversole
		Title:	Principal Executive Officer

By:	/s/ Charles M. Stivers
	Name:	Charles M. Stivers
	Title:	Interim Principal Financial Officer