Form 10-Q
period 2009-07-31
Kentucky USA Energy, Inc.
filed 2009-09-21
CIK 1393614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 36,927,092 shares of the issuer’s common stock outstanding as of September 14, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
 (AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheets

	July 31, 2009	October 31, 2008
ASSETS	Unaudited
Current Assets
Cash and cash equivalents	$57,296	$899,037
Prepaid expenses	10,229	15,613

Total Current Assets	67,525	914,650

Other Assets
Loan fees, net of accumulated amortization of $563,527 and $145,115	528,357	855,814
Investment in natural gas properties, using full cost method	6,852,819	3,796,351

Total Other Assets	7,381,176	4,652,165

Other property and equipment, net of accumulated depreciation of $32,899 and $7,830	444,824	306,366

Total Assets	$7,893,525	$5,873,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$200,477	$188,225
Accrued interest	285,528	81,928
Accrued liabilities	15,000	-
Stock liability	850,600	188,600
Derivative liability - warrants	1,275,946	1,574,177
Notes payable	5,650,000	3,150,000
Capital lease obligations	83,268	83,268

Total Current Liabilities	8,360,819	5,266,198

Long-term Debt

Convertible debt, net of discounts of $1,527,779 and $2,152,778	972,221	347,222
Capital lease obligations	136,299	202,169

Total Long-term Debt	1,108,520	549,391

Total Liabilities	9,469,339	5,815,589

Stockholders' Equity (Deficit)
Common stock, ($0.0001 par value; 300,000,000 shares
authorized; 36,194,592 shares issued and outstanding)	3,619	3,619
Additional paid-in capital	3,427,498	3,427,498
Deficit accumulated during exploration stage	(5,006,931)	(3,373,525)

Total Stockholders' Equity (Deficit)	(1,575,814)	57,592

Total Liabilities and Stockholders' equity (Deficit)	$7,893,525	$5,873,181

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
 (AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations

					From Date of
	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	(October 5, 2007)
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008	to July 31, 2009
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$-	$-	$-	$-	$-

General and Administrative Expenses
Amortization of loan fees	109,045	54,016	327,132	54,016	472,247
General and administrative	29,315	31,347	95,644	38,896	142,171
Legal and accounting	361,807	181,582	1,132,768	242,808	1,810,986

Loss from operations	(500,167)	(266,945)	(1,555,544)	(335,720)	(2,425,404)

Other Income (expense)
Changes in fair value of derivative liability	37,088	2,759,418	298,231	2,759,418	4,895,000
Interest expense	(132,680)	(7,083,821)	(376,093)	(7,126,834)	(7,476,527)

Loss before income taxes	(595,759)	(4,591,348)	(1,633,406)	(4,703,136)	(5,006,931)

Income taxes	-	-	-	-	-

Net income (loss)	$(595,759)	$(4,591,348)	$(1,633,406)	$(4,703,136)	$(5,006,931)

Loss per share
Basic and diluted:	$(0.02)	$(0.13)	$(0.05)	$(0.21)	$(0.15)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
 (AN EXPLORATION STAGE COMPANY)
Statement of Changes in Stockholders’ Deficit
For the period ended July 31, 2009
				Deficit	Total
	Common		Additional	Accumulated	Stockholders’
	Stock	Common	Paid -in	During Exploration	Equity
	Shares	Stock	Capital	Stage	(Deficit)

Balance at October 31, 2007	18,000,000	1,800	200	(7,700)	(5,700)

May 2008 issuance of 12,000,000 shares for shell acquisition	12,000,000	1,200	(1,000)	-	200

May 2008 application of services provided in connection
with recapitalization as a cost of the transaction	-	-	(8,500,000)	-	(8,500,000)

May 2008 issuance of 5,000,000 shares in connection with
services for recapitalization	5,000,000	500	8,499,500	-	8,500,000

Issuance of stock in partial settlement of derivative liability -
May 2008	1,194,592	119	3,428,798	-	3,428,917

Net loss for the year	-	-	-	(3,365,825)	(3,365,825)

Balance at October 31, 2008	36,194,592	3,619	3,427,498	(3,373,525)	57,592

Net loss for the nine months ended July 31, 2009	-	-	-	(1,633,406)	(1,633,406)

Balance at July 31, 2009	36,194,592	$3,619	$3,427,498	$(5,006,931)	$(1,575,814)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
 (AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows

			From Date of
	Nine Months	Nine Months	Inception
	Ended	Ended	(October 5, 2007)
	July 31, 2009	July 31, 2008	to July 31, 2009
	Unaudited	Unaudited	Unaudited

Net loss	$(1,633,406)	$(4,703,136)	$(5,006,931)
Adjustments to reconcile net loss to net cash
used in operating activities
(Gains) Losses on market valuation of derivative liabilities	(298,231)	(2,759,418)	(4,895,000)
Derivative instruments charged to interest expense	-	6,884,716	6,851,947
Amortization charged to interest expense	952,456	138,889	1,097,571
Depreciation	25,069	-	32,898
Common stock issued for services	-	-	2,000

Decrease (increase) in assets and increase (decrease) in liabilities
Prepaid expenses	5,384	50,040	(10,229)
Accounts payable and accrued expenses	230,852	52,633	501,005
Stock liability	662,000	-	850,600
Total adjustments to reconcile net loss to net cash
provided used in operating activities	1,577,530	4,366,860	4,430,792

Net cash flows from operating activities	(55,876)	(336,276)	(576,139)

Cash flows from investing activities
Purchase of other property and equipment	(163,527)	(5,000)	(477,722)
Investment in natural gas properties	(3,056,468)	(300,668)	(6,108,205)

Net cash flows from investing activities	(3,219,995)	(305,668)	(6,585,927)
Cash flows from financing activities
Proceeds from borrowings	2,500,000	5,100,000	9,400,000
Proceeds from borrowings under capital leases	-	-	307,394
Loan fees incurred with borrowings	-	(1,096,188)	(1,150,205)
Repayments of long-term debt	-	(1,250,000)	(1,250,000)
Repayments of capital lease obligation	(65,870)	-	(87,827)

Total cash flows from financing activities	2,434,130	2,753,812	7,219,362

Net (decrease) increase in cash	(841,741)	2,111,868	57,296

Cash and cash equivalents, beginning of period	899,037	30,232	-

Cash and cash equivalents, end of period	$57,296	$2,142,100	$57,296
Supplemental Disclosures of Cash Flow information
Cash paid for interest	$317,500	$44,896	$476,928

In non-cash transactions from inception to date, $3,429,116 of stock was issued to satisfy derivative liabilities in 2008.
In non-cash transactions, $1,030,494 of interest was capitalized to oil and gas properties during the nine months ended July 31, 2009, and $1,775,108 was capitalized from inception to date.

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kentucky USA Energy, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.  Operating results for the nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ended October 31, 2009.  The Company is still in the exploration stage and has recognized no revenue to date.

(2)  Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“SFAS 128”), basic income per share is based on 36,194,592 weighted average shares outstanding for the three and nine months ended July 31, 2009.  Basic income per share is calculated using  35,630,256 and 22,251,759 weighted average shares outstanding for the three and nine months ended July 31, 2008 and on 32,987,801 weighted average shares for the period from inception to July 31, 2009 . Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.  Because the Company has incurred losses from inception, all potentially dilutive securities are anti-dilutive for all periods presented.

The number of potentially dilutive shares outstanding at July 31, 2009 is 4,366,677. These shares include 1,666,667 shares related to a beneficial conversion option and warrants described in Note 6 and below.

The following table summarizes the changes in the Company’s outstanding stock options available through warrants for the nine months ended July 31, 2009:

	Number of Stock Options Available through Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	-	-
Granted	4,700,000	1.27
Exercised	2,000,000	1.00
Cancelled/forfeited	-	-
Outstanding at July 31, 2008	2,700,000	1.46
Options Exercisable at July 31, 2008	2,700,000	1.46

The following table summarizes the information respecting stock options available through warrants outstanding and exercisable at July 31, 2009:

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Stock Options Outstanding				Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 1.00	200,000	0.08	$1.00	200,000	0.08	$1.00
$ 1.50	2,500,000	3.00	$1.50	2,500,000	3.00	$1.50

(3)  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting  Standards (“SFAS”) 168 The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (as amended) which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 (the Company's fourth quarter ends October 31, 2009). The Company plans to adopt this standard for the year ending October 31, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“FASB 165”).  The Standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition.  The standard is effective for financial statements issued after June 15, 2009.  Management has evaluated the financial statements for disclosure and recognition through September 21, 2009. Management does not believe that the implementation of this standard will have a significant impact on the financial statements of the Company.

In April 2008, the FASB issued EITF 07-5, Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, (“EITF 07-5”).  EITF 07-5 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11 (a) of SFAS 133, EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  Management does not believe that the implementation of this standard will have a significant impact on the financial statements of the Company.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133 (“SFAS 161”).  SFAS 161 requires additional  disclosures about the objectives for using derivative instruments and hedging activities, method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses.  The effective date for SFAS 161 is November 15, 2008 for fiscal years and interim periods.  Management does not believe that the implementation of this standard will have a significant impact on the financial statements of the Company.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

 (4)  Natural Gas Properties

The following table sets forth information concerning costs related to the Company’s natural gas property acquisitions, exploration and development activities:

	July 31, 2009	October 31, 2008
Property acquisitions:
Development cost	$6,852,819	$3,796,391

Total	$6,852,819	$3,796,391

As of July 31 2009, the Company was still in an exploratory stage and had not begun any producing activities.

(5)  Credit Facilities

On May 29, 2008 the Company closed a $2,500,000 securities purchase agreement with a private investor.

Under the agreement, the Company has authorized a senior convertible note which is convertible into the Company’s common stock, at $1.50 per share. The note bears interest at 8% per year and has a maturity date forty-eight months from closing.  Interest begins accruing on the issuance date and is computed on the basis of a 360-day year with the first interest payment due August 29, 2008 and the first principal installment due May 29, 2010.  The note is secured by a lien on substantially all of the Company’s natural gas properties.  The note has no financial covenants and the Company is in compliance with all non-financial covenants.  The Company incurred closing costs of approximately $651,000 which are being amortized over the term of the note.

On June 25, 2008 the Company closed a $10,000,000 senior credit facility with NSES 12, LLC.

Under the facility, the Company may borrow up to $10,000,000.  The initial loan under the facility with NSES 12, LLC (“NSES”) closed on June 25, 2008 with an initial borrowing base amount of $2,500,000 million, bearing interest of 12%.  Interest is payable quarterly during the term of the loan with the remaining principal balance of the loan is due thirty-six months from closing.  Interest began to accrue beginning on the day the loan was funded, with the first interest payment due October 2008, with subsequent payments due quarterly thereafter. The Company borrowed an additional $2,500,000 on February 10, 2009. The facility is secured by a lien on substantially all of the Company’s natural gas properties. The facility has affirmative and negative covenants, with which the Company is not in compliance.  The current ratio covenant, which requires a current ratio of 1.0, was in violation at July 31, 2009 and remains in violation as of the date of these financials. As such, the remaining balance of the note has been classified as a current liability. At July 31, 2009, the current ratio was 0.02. The loan proceeds were used for the development of certain oil and gas properties.  The Company incurred closing costs associated with the loan of approximately $499,000.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(6) Derivative Liabilities, Beneficial Conversion Feature, Convertible Debt and Warrants

For the three months ended July 31, 2009, the Company recognized a derivative liability of $37,088 and convertible debt liability, net of discounts of $1,324,343, of $2,003,502 pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) relating to a beneficial conversion feature embedded in the Company’s debt instrument entered into on May 29, 2008. The related debt is a convertible 8% senior secured 48 month note dated May 29, 2008 with an Institutional Investor.  Interest only is payable quarterly. Principle repayments due in 24 equal payments beginning with the 2nd year anniversary.  This note is convertible into 2,500,000 shares. The conversion feature allowed for the conversion of the underlying debt into shares of the Company’s common Stock at a price of $1.50 per share when the market price of the Company’s stock was $2.80 per share. The existence of this discount is called a “beneficial conversion feature.”

EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) specifies characteristics that financial instruments to be settled in a Company’s  own stock must satisfy in order to be accounted for as equity rather than debt under SFAS 133. Among other provisions, under the EITF, instruments must be categorized as debt if, under terms of the instrument, the Company might be required to issue a variable number of shares in satisfaction of the conversion feature. Provisions of the instrument allow net settlement of the instrument upon exercise, resulting in the potential settlement with a variable number of shares, and the settlement is based upon the fixed cash value of the debt, known at issuance.

Accordingly the beneficial conversion feature was recorded at its relative fair value, or $3,300,026, which was expensed, the attached debt of $2,500,000 having been previously discounted to zero in connection with warrants issued in the same transaction and discussed below. Under provisions of SFAS 133 the valuation of the beneficial conversion feature initially recorded as a liability is reset at each reporting period to fair value with gain or loss recognized in income.

The Company recognized derivative liabilities related to detachable warrants issued with the May 29, 2008, instrument and other debt financing in accordance with SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Under that pronouncement, free-standing instruments that may require the issuance of a variable number of equity shares must be accounted for as a liability under circumstances similar to those enumerated in EITF 00-19. The detachable warrants issued with the debt financings are remeasured at each reporting date with the resulting gain or loss included in income of the period.

In connection with the Company’s warrants as discussed in Note 5, the Company incurred initial derivative liabilities totaling $6,300,037 in May 2008. To the extent of proceeds received, these liabilities were recorded as debt discount with any excess expensed upon issuance. Upon early settlement of a loan, any remaining discount is written off.  As of July 31, 2009, the unamortized balance of loan fees amounted to $528,679.

For the three and nine months ended July 31, 2009, the Company recognized a loss of $37,088 and $298,231 on the revaluation of these liabilities to fair value, using the Black-Scholes Formula with an expected term of approximately 2.5 years, volatility of 60%, and a risk-free rate of interest of 4%.

 (7) Reclassifications

Certain balances pertaining to loan fees, derivative liabilities, convertible debt and debt discounts in prior financial statements have been reclassified to conform to the 2009 presentation.

(8) Going Concern

The financial statements do not include any adjustments that could be required if the Company were unable to refinance debt or continue as a going concern.  The Company has incurred substantial losses, which have strained its financial resources.  Additionally, at July 31, 2009 the Company’s liabilities exceed its assets.  The Company is currently in default on the senior credit facility with NSES. If substantial losses continue, the NSES loan may be called. Thus, if the Company is unable to raise sufficient additional capital through debt and equity offerings, liquidity problems will cause the Company to curtail operations, liquidate or sell assets or entities, or pursue other actions that could adversely affect future operations.  These factors have raised doubt about the Company’s ability to continue as a going concern.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(9) Subsequent Event

Under terms of the credit facility with NSES, solely at the discretion of the Lender, the Company may borrow additional installments up to a total of $10,000,000. At July 31, 2009 the Company had borrowed a total of $5,000,000 including the initial loan of $2.5 million and one $2.5 million installment. Subsequent to the balance sheet date, on August 14, 2009 the Lender approved and advanced an additional $600,000 loan to the Company, leaving approximately $4.4 million as potential draws on the remaining credit facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations, including the drilling of our initial gas wells, longer term drilling programs and additional leasehold acquisitions, the viability of the shale gas fields in the Illinois Basin in western Kentucky, our ability to build and maintain a successful operations infrastructure and to effectively drill and develop producing wells, the successful negotiation and execution of cost-effective third-party gas drilling, processing and distribution agreements, the continued commitment of drill rig operators and future economic conditions and the volatility and decreases in energy prices.

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

KY USA was incorporated in the Commonwealth of Kentucky on October 5, 2007 to acquire, explore and develop oil and gas resource properties, with a primary focus initially on shale gas in the Illinois Basin in western Kentucky. KY USA has secured a 75% net revenue interest in a leasehold in Western Kentucky covering approximately 3,000 acres targeting gas extraction from the New Albany Shale (the “Leasehold”). We have identified approximately 40-50 drilling locations on the Leasehold.  Our net recoverable “proved developed producing reserves1” on the Leasehold as of October 31, 2008, are estimated at 1.825 billion cubic feet of gas (“Bcf”)2, while “proved undeveloped primary reserves3” are estimated at 23.725 Bcf, for a total proved developed and undeveloped reserves of 25.550 Bcf.  The Leasehold is directly adjacent to third-party producing wells.

Following the closing of the Offering (discussed below), we began drilling activities at our initial well locations.  We have continued these drilling efforts using the net proceeds from our Initial Loan and first Installment Loan under the Credit Facility (discussed below).

To date, we have drilled 16 wells to total depths (“TD”) from 2,340 to 3,460 feet in the New Albany shale formation on our Leasehold. All of these wells have been logged; 15 of these wells have been logged and cased with 4 ½" production casing, cemented, perforated and fractured; and 11 have been tested.  We utilize nitrogen fracturing of the shale formation to create open spaces for the gas to escape and have not, to this point, encountered any water in our formations.

The Company has completed the connection of its pipeline gathering system to 16 of its wells and has entered into a Gas Gathering & Treatment Agreement with Seminole Energy Services, LLC (“Seminole”). The recently concluded agreement provides for the gathering and treatment by Seminole of the Company’s natural gas production from its Leasehold wells. The Company and Seminole have begun the final phases of work to interconnect the Company’s field gathering lines with Seminole’s Olive Grove Gathering & Treatment Facility (the “Olive Grove Treatment Facility”). The Company expects to complete the interconnection and to sign a contract with Seminole for the sale of its gas shortly.

On August 24, 2009, KY USA entered into a farm-out agreement with Thomasson Petroleum Enterprises, Inc. (“TPE”) to acquire from TPE certain drilling rights on farm-out acreage in Todd, Muhlenberg and Christian counties in western Kentucky adjacent to the Company’s existing Leasehold. Under the terms of the agreement with TPE, KY USA acquired the right to drill up to 40 wells on the subject leases to explore for oil and gas in, above and below the New Albany Shale. KY USA must drill ten (10) wells in each year of the agreement to be eligible to drill an additional ten wells in the following year, up to a maximum of 40 wells over four years. TPE will retain a 25% net revenue interest in the wells that KY USA drills into the Albany shale on the TPE acreage and an 18.75% net revenue interest in any oil “twin wells” drilled above the top of the Albany shale.

1   According to Securities and Exchange Commission (“SEC”) definitions, “proved developed reserves” are those that are expected to be recovered from existing wells with existing equipment and operating methods.
2   As determined by Robinson Engineering & Oil Co., Inc., an independent petroleum engineering firm in a report to us dated February 26, 2009.
3  According to SEC definitions, “proved undeveloped reserves” are those that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

KY USA recently entered into a joint venture (“JV”) agreement with 7921 Energy LLC (“7921”) to develop natural gas and oil prospects in, above and below the New Albany Shale formation on the TPE acreage. The wells to be drilled under the JV agreement will utilize the Company’s field gathering system that is currently in final phases of being connected to the Olive Grove Treatment Facility.  Under the terms of the JV agreement, 7921 will have the right to participate with KY USA in drilling and developing up to 40 wells on the newly acquired TPE farm-out acreage. Phase 1 under this JV agreement will consist of drilling and completing ten (10) wells. Under the terms of the JV, 7921 will earn a 50% working interest in each of the first ten wells, which translates to a 37.5% net revenue interest (assuming each well is funded by 7921 and drilled to completion), in exchange for providing KY USA with $1,675,000 in working capital to drill and complete the Phase 1 wells.  7921 will also retain the option to participate with KY USA in the drilling of the up to 30 additional wells on the TPE acreage.

Results of Operations for the Three and Nine Month Periods Ended July 31, 2009 and 2008

We are still in our exploration stage and have generated no revenues to date.

All productive and non-productive costs incurred in connection with the acquisitions of, exploration for and development of our gas reserves are capitalized using the full cost method of accounting.  These costs include lease acquisitions, geological and geophysical work, and the costs of drilling, completing and equipping our gas wells.  For the three month periods ended July 31, 2009 and 2008, we incurred such total capitalized costs of $879,716 and $291,758, respectively.  For the nine month periods ended July 31, 2009 and 2008, we incurred such total capitalized costs of $3,576,484 and $300,668 respectively.  The increases from 2008 to 2009 were the result of our beginning to drill our first wells.

We incurred general and administrative expenses of $29,315 and $31,347 for the three month periods ended July 31, 2009 and 2008, respectively, and of $95,644 and $38,896 for the nine month periods ended July 31, 2009 and 2008, respectively. These expenses consisted of costs incurred in connection with the start-up and day to day operation of our business.

Amortization of loan fees for the three and nine month periods ended July 31, 2009 totaled $109,045 and $327,132 respectively.  These costs are related to the Note and the Loan (discussed below).  Amortization of loan fees for the three and nine month periods ended July 31, 2008 totaled $109,045 in each such period.

We incurred legal and professional expenses of $361,807 and $181,582 for the three month periods ended July 31, 2009 and 2008, respectively, and of $1,358,768 and $242,808 for the nine month periods ended July 31, 2009 and 2008, respectively. The increase in these expenses primarily resulted from increased periodic SEC filing requirements.

Our interest expense for the three month periods ended July 31, 2009 and 2008, was $132,680 and $7,083,821 respectively, and for the nine month periods ended July 31, 2009 and 2008, was $376,093 and $7,126,834 respectively. This cost is attributable to interest due and paid on the Note and the Loan, as well as non-cash amortization of the note discount. The higher interest costs in the nine month periods were due to the beneficial conversion features of certain warrants that we had issued that were expensed during these periods.  During the three and nine month periods ended July 31, 2009, we recognized a net gain on a derivative liability relating to the Note in the amount of $37,088 and $298,231, respectively, due to a revaluation of the derivative liability to market at July 31, 2009.

We have generated no revenues to date.  Our net operating loss from inception through July 31, 2009 was $5,232,431.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of July 31, 2009 was $57,296.

On May 9, 2008, KY USA borrowed $100,000 from one individual as a bridge loan to be used for working capital purposes. In addition, upon the closing of the Merger, this lender received warrants to purchase 200,000 shares of our Common Stock, such warrants having an initial exercise price of $1.00 per share and expiring five years after issuance.

On May 29, 2008 we closed a private offering (the “Offering”) of an 8% senior secured convertible note (the “Note”) and warrants (the “Warrants”) to purchase 2,500,000 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), to one institutional investor (the “Investor”) for aggregate gross proceeds of $2.5 million, as more fully described in our Form 8-K filed with the SEC on June 4, 2008.  We have used the net proceeds of the Offering of approximately $1,857,600 (after expenses of the Offering) to repay bridge loans made to KY USA, to begin drilling our initial wells, and for general working capital purposes. The initial installment payment date on the Note was extended from May 29, 2009 to May 29, 2010.

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

On February 12, 2008, KY USA received the first Installment Loan in an amount of $2.5 million.  On August 14, 2009, KY USA received an advance of $600,000 against an expected second Installment Loan.  This advance is being used to complete the connection of the pipeline gathering system to the Olive Grove Treatment Facility.  To date, we have received $5,600,000 under the Credit Facility.

The credit agreement governing the Credit Facility (the “Credit Agreement”) requires that KY USA comply with financial covenants relating to, among other things, collateral and current ratio coverage. As of July 31, 2009, KY USA was not in compliance with the 1.0 to 1.0 current ratio requirement of the Credit Agreement.  This breach of the current ratio covenant contained in the Credit Agreement constitutes an event of default under the Credit Agreement. The breach would permit the Lender under the Credit Agreement to declare all amounts borrowed thereunder to be immediately due and payable.  We intend to request from the Lender a waiver of this current ratio covenant, but we cannot assure you that we will be successful in obtaining such waiver.  Additionally, even if we obtain a waiver from the Lender, we may not be able to satisfy these or other covenants in the future or be able to pursue our strategies within the constraints of these covenants.  These circumstances could materially and adversely impair our liquidity and, among other factors, raise substantial doubt regarding our ability to continue as a going concern.

On July 22, 2009, KY USA entered into the JV agreement with 7921 pursuant to which 7921 agreed to provide KY USA with $1,675,000 in working capital for the Phase 1 drilling of the first 10 wells on the TPE acreage.  These funds may not be used for any other purpose and are to be disbursed to KY USA on a well by well basis prior to the drilling of a particular well.  We expect to begin drilling under Phase 1 of this JV program prior to the end of our fiscal year.

Including the net proceeds from the Offering, the Credit Facility and the 7921 JV agreement, we believe that we have sufficient funds to conduct our operations for approximately the next three to six months.

If we are not successful in generating sufficient liquidity from KY USA operations or in raising sufficient capital resources on terms acceptable to us, our business, results of operations, liquidity and financial condition could suffer materially.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from the Offering, the New Stream Credit Facility and 7921 JV agreement. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Gas Gathering & Treatment Agreement dated August 6, 2009 by and among the Registrant, Seminole Energy Services, L.L.C. and Seminole Gas Company, L.L.C.

10.2	Farm-out agreement dated August 20, 2009 by and between the Registrant and Thomasson Petroleum Enterprises, Inc.

10.3	Participation agreement dated July 22, 2009 by and between the Registrant and 7921 Energy LLC

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: September 21, 2009	Kentucky USA Energy, Inc.

	By:	/s/Steven D. Eversole
Name: Steven D. Eversole Title: Principal Executive Officer

By:	/s/ Charles M. Stivers
Name: Charles M. Stivers
Title: Interim Principal Financial Officer