Form 10-K
period 2009-10-31
Kentucky USA Energy, Inc.
filed 2010-02-16
CIK 1393614

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: October 31, 2009
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-141480

Kentucky USA Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5750488
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

321 Somerset Road, Suite 1, London, KY	40741
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (606) 878-5987

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of February 5, 2010, there were 36,927,092 shares of the registrant's common stock, par value $0.0001, issued and outstanding.  Of these, 25,883,342 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is $11,129,837, based on the closing price of $0.43 for the registrant’s common stock on April 30, 2009.  Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

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

Our Properties

On October 4, 2007, KY USA entered into three Farm-Out Assignment Agreements, subsequently supplemented and corrected (the “K&D Assignments”), with K & D Energy, pursuant to which for a cost of approximately $1.7 million, KY USA secured a 100% working interest being a 75% net revenue interest in ten separate mineral leases in Christian, Muhlenberg and Todd Counties in the Illinois Basin in Western Kentucky covering approximately 3,000 acres1 (the “K&D Leasehold” or the “K&D Properties”) targeting the New Albany Shale.  Pursuant to the K&D Assignments, KY USA is entitled to all working rights to, and a 75% net revenue interest in, the hydrocarbons in the New Albany Shale (Devonian), being a shale formation approximately 275 feet thick directly beneath the Lower Mississippian formation, the depth below the surface being from approximately 1,850 feet to 3,000 feet, on the K&D Leasehold.  These K&D Assignments give us the right to drill wells on the K&D Properties and extract from these wells and sell the natural gas found in or below the New Albany Shale formation running through the K&D Properties.  Pursuant to the K&D Assignments, KY USA is required to drill 12 wells per year within the K&D Properties to maintain its rights under the K&D Assignments.  We expect to meet this drilling requirement.  We have identified approximately 40-50 drilling locations on the K&D Properties and we expect that the wells we drill will measure from 2,300 to 3,000 feet deep.

A map showing the location of our initial wells that we have drilled on the K&D Leasehold and that we propose to drill is attached hereto as Exhibit 99.1 and is incorporated into this report by reference.

Thomasson Farm-Out and 7921 Energy Joint Venture

On August 24, 2009, KY USA entered into a farm-out agreement (the TPE Farm-Out Agreement”) with Thomasson Petroleum Enterprises, Inc. (“TPE”) to acquire from TPE certain drilling rights on farm-out acreage in Todd, Muhlenberg and Christian counties in western Kentucky adjacent to our existing K&D Leasehold. Under the terms of the TPE Farm-Out Agreement, KY USA acquired the right to drill up to 40 wells on the subject leases to explore for oil and gas in, above and below the New Albany Shale. KY USA must drill ten (10) wells in each year of the agreement to be eligible to drill an additional ten wells in the following year, up to a maximum of 40 wells over four years. TPE will retain a 25% net revenue interest in the wells that KY USA drills into the Albany shale on the TPE acreage and an 18.75% net revenue interest in any oil “twin wells” drilled above the top of the Albany shale.

1.  The Company had initially reported that its K&D Leasehold covered approximately 2,092 acres.  We are now correcting that number to an estimated 3,000 acres, to reflect the inclusion of the approximate acreage under one of our farm-out assignments where title to a particular lease included in the assignment had been in question and which had not previously been included in the gross acreage total.  All title issues with respect to this property have been resolved in our favor.

KY USA recently entered into a joint venture (“JV”) agreement with 7921 Energy LLC (“7921”) to develop natural gas and oil prospects in, above and below the New Albany Shale formation on the TPE acreage. The wells to be drilled under the JV agreement will utilize our field gathering system that has been connected to the Olive Grove Treatment Facility.  Under the terms of the JV agreement, 7921 will have the right to participate with KY USA in drilling and developing up to 40 wells on the newly acquired TPE farm-out acreage. Phase 1 under this JV agreement will consist of drilling and completing ten (10) wells. Under the terms of the JV, 7921 will earn a 50% working interest in each of the first ten wells, which translates to a 37.5% net revenue interest (assuming each well is funded by 7921 and drilled to completion), in exchange for providing KY USA with $1,675,000 in working capital to drill and complete the Phase 1 wells.  7921 will also retain the option to participate with KY USA in the drilling of the up to 30 additional wells on the TPE acreage.

Thomasson - Hardison Lease Farm-Out

Effective January 21, 2010, KY USA entered into a farm-out agreement with TPE (the “TPE/Hardison Farm-Out Agreement”) to acquire from TPE certain drilling rights on TPE’s leasehold acreage under the Linda Hardison lease in Todd County in western Kentucky adjacent to our existing K&D Leasehold. Under the terms of the TPE/Hardison Farm-Out Agreement, KY USA acquired the right to drill wells below the top of the Devonian (Black) shale formation on the Hardison leasehold.  We are required to pay TPE $20,000 for each well location and we have paid TPE an initial $20,000 for the first well that we will be drilling, the Hardison #1 well.  We have moved a drilling rig onto this location and have begun to “rig-up” for drilling.

If the first well proves to be a producing well, we will have the right to continue to develop this leasehold by drilling a minimum of one well per year until the leasehold is completely developed.  We will receive our assigned rights under the TPE/Hardison Farm-Out Agreement once we have completed the first producing well and have met certain other terms under the farm-out agreement.  Under the assignment, we shall be entitled to a seventy-five percent (75%) net revenue working interest in each producing well that we develop on this leasehold.  To drill under this agreement, TPE is requiring that we remain in compliance with the terms and conditions of the TPE Farm-Out Agreement.

Proved Reserves

Our net recoverable “proved developed producing reserves2” as of October 31, 2009, as determined by Robinson Engineering & Oil Company, Inc., an independent petroleum engineering firm (“Robinson Engineering”), in a report to us dated January 26, 2010, are estimated at 1.825 billion cubic feet of gas (“Bcf”), while “proved undeveloped primary reserves3” are estimated at 23.725 Bcf, for a total proved developed and un-developed reserves of 25.550 Bcf.  These January 26, 2010 estimates are the same as reported to us by Robinson Engineering on February 26, 2009, but reflect a decrease of 1.107 Bcf from estimates as of October 31, 2007.  As calculated by Robinson Engineering in its reserves report, the estimated net present value of our total proved reserves as of October 31, 2009 (reflecting our 69%4 net revenue interest) over a 20 year production period totaled $21,852,000, discounted at 10% per year.  These calculations assume, among other things, a price of $5.04 per thousand cubic feet of gas (“Mcf”), the NYMEX (New York Mercantile Exchange) market price as of October 31, 2009, a Kentucky State severance tax of 5% and 70 producing wells on the K&D Leasehold.  These standardized estimates are not intended to represent the current market value of our estimated natural gas reserves.  For additional information regarding our reserves, please see Note 13 to our consolidated financial statements as of and for the fiscal year ended October 31, 2009.

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
4.  Net of the 6% override we are required to pay the Lender under the Credit Agreement (defined below).

The K&D Leasehold is directly adjacent to third party producing wells - our western Kentucky acreage is located in the middle of a number of ongoing aggressive drilling projects managed by several other energy companies. We have purchased the rights to drill for and extract only the natural gas out of the New Albany shale formation on the K&D Properties.  Although there are operating oil wells on the K&D Properties, we do not have any rights to the oil under the K&D Leasehold and we anticipate that we will not pursue any oil rights, since we will be concentrating our efforts on the natural gas found in the New Albany shale formation.

Well Development Status

We have drilled 17 initial wells to date to total depths (“TD”) from 2,340 to 3,460 feet in the New Albany shale formation on our K&D Leasehold. These wells have been logged, cased with 4 ½" production casing and cemented, and in all but four cases the wells have been perforated, fractured and tested.  We utilize nitrogen fracturing of the shale formation to create open spaces for the gas to escape and have not, to this point, encountered any water in our formations.

We have entered into a contract with an independent drilling company based in western Kentucky for the drilling of an initial 20 wells. This company has committed to drill an additional 20 wells once the first 20 wells have been completed.

The chart below shows the progress we have made at our initial wells, as of January 19, 2010.

	Well Name Drilling Order	Spudded	TD	Logged	Casing	Cement	Perf’ed	Frac’ed	4Pt Test	CR5
1.	Francis Grace # 1	X	2626’	X	X	X	X	X	X	X
2.	Hunter Wells # 3	X	2509’	X	X	X	X	X	X
3.	Hunter Wells # 2	X	2340’	X	X	X6
4.	B. Johnston # 1	X	2387’	X	X	X	X	X	X	X
5.	Slinker # 1B	X	2340’	X	X	X	X	X	X	X
6.	Walker #1	X	2430’	X	X	X	X	X	X	X
7.	Hunter Wells #1	X	2431’	X	X	X	X	X	X	X

5.   Indicates that Completion Report has been completed and submitted to the state oil and gas authority.
6.  This well needs to be re-cemented prior to perfing and fracing.

	Well Name Drilling Order	Spudded	TD	Logged	Casing	Cement	Perf’ed	Frac’ed	4Pt Test	CR5
8.	Francis Grace #2	X	2395’	X	X	X	X	X	X	X
9.	J Johnston #2[7]	X	3011’	X	X	X	X	X	X	X
10.	Francis Grace #3	X	2578’	X	X	X	X	X	X	X
11.	Golden Eagle #1	X	2760’	X	X	X	X	X	X	X
12.	Hunter Wells #4	X	2721’	X	X	X	X	X	X
13.	J Johnston #4	X	2500’	X	X	X	X	X	X	X
14.	B. Johnston #2	X	2640’	X	X	X	X	X	X	X
15.	Slinker #2	X	2618’	X	X	X	X	X
16.	Jackson #1	X	2664’	X
17.	Swinney #1	X	3460’	X

We have recently staked out locations for the drilling of a number of additional wells on our K&D Leasehold, as listed in the chart below. We have identified these drilling prospects through recent data analysis and we expect to begin drilling these additional wells during the next few months, as permitting is approved.

Well Name	Drilling Permit Granted
Walker #2	X
J & J Johnston #1
Golden Eagle #2
B. Johnston #3	X
Hunter Wells #5
Lacefield-Taylor #1	X
Lacefield-Taylor #2
Slinker #3B
Hardison #1	X

The Sale of our Natural Gas

On October 19, 20098, we entered into a base contract for the purchase and sale of natural gas (the “Base Contract”) with Seminole Energy Services, L.L.C. (“Seminole”), one of the largest natural gas distributors in the Oklahoma, Kansas and Texas panhandle region.  Pursuant to the terms of the Base Contract, Seminole has agreed to purchase from us up to a maximum of 2,500 MMBtus (million British thermal units) per day out of the production of gas from our wells on our leasehold properties located in the western Kentucky region.

7.	In the J & J Johnston #2 well, commercial gas was encountered in the Clear Creek Lime which is 60 feet below the New Albany Shale formation. This find was unexpected and will contribute to the production of this well.
8.	As more fully discussed in our Form 8-K filed with the SEC on October 23, 2009.

We will sell our gas to Seminole following treatment of the gas at Seminole’s gathering and treatment facilities located in Christian and Muhlenberg Counties, Kentucky.  This facility is jointly owned by Seminole and Daugherty Petroleum, Inc., and is managed by Seminole. We have constructed approximately 67,000 feet of gathering line to connect our wells to Seminole’s gathering and treatment facility.  We completed this system of lines and the interconnection to Seminole’s gathering facility in October 2009.  Fourteen (14) of our wells are now connected to this system.

Seminole will pay us the Gas Daily Texas Zone SL daily midpoint spot price for the gas that it purchases from us.  We and Seminole have agreed to net any payments due us under the Base Contract against fees due Seminole under that certain Gas Gathering & Treatment Agreement between the Company and Seminole (and its related parties) dated August 6, 20099.

On October 27, 2009, we began the production and delivery of natural gas to Seminole’s treatment facilities, with actual sales beginning in November 2009.

The sale of our gas to Seminole since our tie-in to the Seminole gathering and processing facility has been minimal, however, and the flow of our gas into the Seminole facility has been intermittent, due to a bottleneck at the Seminole facility created as a result of the increased gas volume flowing from our wells into the facility. Because of the potential increased sales volume expected from our wells, Seminole has been adding new equipment to its facilities to increase efficiencies and improve Seminole’s ability to accept our natural gas into its facility. Once the Seminole facility upgrade is complete, we will work with Seminole to balance the system and maximize our production and delivery of our gas to the facility. We expect to increase the rate of its production and delivery of our gas over the several weeks following completion of the facility upgrade.

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

9	As more fully discussed in our Form 8-K filed with the SEC on August 17, 2009.

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

We have established guidelines and management systems to ensure compliance with environmental laws, rules and regulations. The existence of these controls cannot, however, guarantee total compliance with environmental laws, rules and regulations. We believe that with respect to the K&D Properties, we are in substantial compliance with applicable environmental laws, rules and regulations. We do not currently maintain any insurance against the risks described above, and there is no assurance that we will be able to obtain insurance that is adequate to cover all such costs or that insurance will be available at premium levels that justify purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that the operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect our operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

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

Disciplined Acquisition Strategy

We intend to acquire producing oil and gas properties where we believe significant additional value can be created. Management is primarily interested in developmental properties where some combination of these factors exist: (1) opportunities for long production life with stable production levels; (2) geological formations with multiple producing horizons; (3) substantial exploitation potential; and (4) relatively low capital investment for production costs. We are currently reviewing several thousand lease acres in western Kentucky with an expected potential similar to that of our K&D Properties.  This property is geologically the same as the acreage where we are presently drilling, although we cannot assure you that hydrocarbons will be present in commercial volumes or in volumes similar to those estimated to be on our current K&D Properties.

Exploitation of K&D Properties

We intend to maximize the value of the K&D Properties, and any additional properties we acquire, through a combination of successful drilling, increasing recoverable reserves and reducing operating costs. We will employ the latest technologies where applicable. Newer completion techniques enable operators to produce oil and gas at faster rates and with lower operating costs.

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

We are in the “exploration” stage of business and, through our wholly owned subsidiary KY USA, we begun substantive commercial operations less than two years ago. We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. KY USA has a limited operating history and must be considered in the exploration stage. Success is significantly dependent on a successful drilling, completion and production program. Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the Company.

Inability to raise sufficient funds to drill enough wells each year would result in the loss of KY USA’s leases.

Pursuant to the K&D Assignments, we are required to drill 12 wells per year on the K&D Leasehold. We currently estimate that the cost to drill each well will be in the range of $165,000 to $225,000, for an estimated maximum total of approximately $2.7 million each year. We currently do not have the funds to complete these drillings over the expected life of the K&D Assignments and we will require additional funds to do so. In the event that we cannot raise the necessary funds or do not drill the required 12 wells per year, we would lose the rights to the K&D Properties. The loss of this leasehold land would have a material adverse impact on our business.

Additionally, under the TPE farm-out agreement, we are required to drill 10 wells in the first year to be eligible to drill additional wells in following years.  We have entered a JV agreement with 7921 who will participate by providing working capital to us for the drilling of these first 10 wells.  If 7921 does not advance funds to us as agreed and we are not able to raise the required funds for these wells from other sources, we would lose our rights to drill on the TPE leasehold.

If we are unable to obtain additional funding, business operations will be harmed and if we do obtain additional financing, existing shareholders may suffer substantial dilution.

We will require additional funds to drill wells on the K&D Properties. We anticipate that we will require up to approximately $10,000,000 to fund continued operations for the next twelve months, depending on revenue, if any, from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. We have raised some capital to date, including through the sale of the Note and the Credit Agreement (both discussed below) which we expect to provide sufficient capital for our drilling program for at least the next three to six months, but we currently do not have any contracts or firm commitments for additional financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may diminish our ability to continue to conduct our business operations. If we are unable to obtain additional financing, we will likely be required to curtail drilling and development plans and, possibly, cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

Based on our recurring losses from operations since inception and our breach of a certain loan covenant, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses (excluding gains from valuation changes in embedded derivatives) and our breach of a negative covenant in the Credit Agreement (defined below), our independent auditors have included an explanatory paragraph in their opinion for the year ended October 31, 2009 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

As our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on the K&D Properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. The K&D Properties are in the exploration stage only and while our initial third party engineering report indicated that we have proven, undeveloped reserves on the K&D Properties, we have not yet begun production at any well. We may not establish commercial discoveries on any of the K&D Properties.

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

Third party purchasers may not have the capacity to accept and process the gas they buy from us and, as a result, our ability to sell the gas that we produce may be constrained.

In October 2009, we began the production and delivery of natural gas to treatment facilities owned by Seminole Energy Services, LLC, with actual sales beginning in November 2009.  The sale of our gas to Seminole since our tie-in to the Seminole gathering and processing facility has been minimal, however, and the flow of our gas into the Seminole facility has been intermittent, due to a bottleneck at the Seminole facility created as a result of the increased gas volume flowing from our wells into the facility. Because of the potential increased sales volume expected from our wells, Seminole has been adding new equipment to its facilities to increase efficiencies and improve Seminole’s ability to accept our natural gas into its facility.  If Seminole is unable to adequately expand their facilities to accept our gas or if Seminole is for any other reasons unable to accept and buy our gas, our sales and revenues will suffer, and this may have a negative impact on our share value.

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

Commodities and capital markets have been under great stress and volatility during the past year in part due to the credit crisis affecting lenders and borrowers on a worldwide basis. As a result of this crisis, crude oil and natural gas prices have tumbled, causing companies to re-think existing strategies and new business ventures. We are vigilant of the situation unfolding and are adjusting our strategy to reflect these new market conditions. Nonetheless, we will not be immune to lower commodities prices.  Our ability to acquire new natural gas leasehold projects may be compromised, and in a continuing environment of lower crude oil and natural gas prices, our future results of operations and market value could be affected negatively.

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

For the fiscal year ended October 31, 2009, our management concluded that, due to the insufficiency of the depth and breadth of our accounting function, our disclosure controls and procedures were not adequate and effective to ensure that our management is alerted to material information required to be included in our periodic filings with the SEC. Nevertheless, our management has determined that all matters to be disclosed in this report have been fully and accurately reported. We are in the process of improving our processes and procedures to ensure full, accurate and timely disclosure in the current fiscal year, with the expectation of establishing effective disclosure controls and procedures as soon as reasonably practicable.  However, if we are unable to sufficiently improve our internal control processes and procedures in the near future, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

For a discussion of the K&D Properties, see Item 1 above

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

For the period from November 1, 2007 to October 31, 2009, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Quarter Ended	High Bid	Low Bid
January 31, 2008 (1)	$1.23	$0.53
April 30, 2008	$1.69	$1.26
July 31, 2008	$3.96	$1.56
October 31, 2008	$1.82	$0.41
January 31, 2009	$0.75	$0.50
April 30, 2009	$0.62	$0.35
July 31, 2009	$0.44	$0.38
October 31, 2009	$0.425	$0.38
January 31, 2010	$0.42	$0.29

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

Holders

As of February 5, 2010, we had 36,927,092 shares of our Common Stock issued and outstanding held by 22 shareholders of record.

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

On May 29, 2009, with the consent of the Note Investor, we amended the Note to extend the initial installment payment date of the Note to May 29, 2010.

In July 2009, we issued 45,000, 150,000 and 125,000 restricted shares of our Common Stock to three consultants, respectively, in exchange for consulting services.  These shares were issued pursuant to exemptions from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act.

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

On June 27, 2008, KY USA, entered into a credit agreement (the “Credit Agreement”) with NSES 12, LLC (the “Lender”), a funding vehicle of New Stream Capital, pursuant to which KY USA may borrow up to $10,000,000 in the aggregate, under certain conditions (the “Loan”). Under the Loan, KY USA initially borrowed $2,500,000 (the “Initial Loan”), and may borrow up to an additional aggregate amount of $7,500,000 in installments of a minimum of $2,500,000 (or such lesser amounts as the Lender may approve) each (each, an “Installment Loan”), solely at the discretion of the Lender.  The proceeds of the Initial Loan, net after expenses of the transaction, including a $200,000 credit facility fee paid to the Lender and a $200,000 consulting fee paid to one consultant at closing, are being used by KY USA for ongoing working capital purposes, including the costs and expenses relating to the drilling of our initial wells in the New Albany shale on the K&D Leasehold.  The term note evidencing the Loan was issued pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act. No sales commissions were paid in connection with the Initial Loan.

On February 12, 2009, we received the first Installment Loan in an amount of $2.5 million, on August 14, 2009, we received a second Installment Loan of $600,000 (plus a $50,000 charge to NSES as a fee for waiving certain rights relating to our breach of the current ration covenant under the Credit Agreement) and on December 11, 2009, we received an additional Installment Loan of $1.2 million.  To date, we have received $6,850,000 under the Credit Facility.

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

Results of Operations

Fiscal year Ended October 31, 2009 compared to 2008

We are still in our exploration stage and have generated no revenues to date.

All productive and non-productive costs incurred in connection with the acquisitions of, exploration for and development of our gas reserves are capitalized using the full cost method of accounting.  These costs include lease acquisitions, geological and geophysical work, and the costs of drilling, completing and equipping our gas wells.  For the year ended October 31, 2009, we incurred such total capitalized costs of $4,740,825, compared to $3,051,737 for the year ended October 31, 2008.

We incurred general and administrative expenses of $195,715 for the year ended October 31, 2009, compared to $46,527 for the year ended October 31, 2008. These expenses consisted of costs incurred in connection with the start-up and day to day operation of our business and costs relating to the Merger.

Amortization of loan fees for the year ended October 31, 2009 totaled $364,396, compared to $145,115 for the year ended October 31, 2008.  These costs are related to the Note and the Loan (defined below).

We incurred legal and accounting expenses of $1,387,582 for the year ended October 31, 2009, compared to $676,217 for the year ended October 31, 2008. These expenses consisted of costs incurred in connection with our recent financing activities and SEC filing requirements.  Also included in this number for the year ended October 31, 2009 is $894,930 in expenses reflecting the dollar value of shares of our Common Stock issued to consultants.

Our interest expense for the year ended October 31, 2009, was $105,706, compared to $7,094,735 for the year ended October 31, 2008.  This cost is attributable to interest due and paid on the Note and on the Loan. During the year ended October 31, 2009, we recognized a net gain on a derivative liability relating to the Note in the amount of $558,206 compared to $4,596,769 for the year ended October 31, 2008, due to a partial settlement and revaluation of the derivative liability to market at October 31, 2009 and 2008, respectively.

Our net operating loss from inception through October 31, 2009 was $4,922,556.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of October 31, 2009 was $59,105.

As a result of the Merger which closed on May 2, 2008 and our work program begun at that time, we expect significant expenditures during the next 12 months.  Pursuant to the terms of the K&D Assignments, KY USA is required to drill 12 wells per year within the K&D Properties at an estimated cost of between 165,000 to $225,000 per well, for a maximum total of approximately $2.7 million for the year.  Additionally, we are required to drill 10 wells in the first year under the TPE farm-out agreement.  Since June 27, 2008, we have been using the proceeds of the Note Offering and Initial Loan to finance our drilling efforts on our initial wells.  We have received one Installment Loan under the Credit Facility (defined below) on February 12, 2009 in the amount of $2,500,000.  We believe this amount of funds will provide us with sufficient working capital for the next six to nine months.  We plan to use these funds to bring our presently drilled wells online and to drill an additional 10 to 12 wells on our K&D Leasehold.  With respect to the drilling requirements under the TPE farm-out agreement, we have entered into a JV agreement with 7921 under which 7921 will provide working capital to be used to drill the TPE leasehold wells.  There can be no assurance, however, that we will receive any additional Installment Loans or that if we do receive them, they will be for the remaining maximum amount available under the Credit Facility, $3,200,000.  Also, we cannot be sure that our JV with 7921 will proceed and that 7921 will provide the funds they have agreed to contribute.  If we do not receive any subsequent Installment Loans under the Credit Facility or 7921 does not provide its promised funds, we will be required to enter the capital markets to raise working capital.  If we are unable to obtain the financing necessary to support our current and planned operations or we do not drill the required K7D Leasehold or TPE leasehold wells, we will lose all or part of our rights to the K&D Leasehold and the TPE leasehold, respectively. The loss of the K&D Leasehold or the TPE would have a substantial material adverse impact on our business and we might not be able to continue as a going concern. We currently have no commitments for any additional capital.

In addition to our current drilling program on the K&D Leasehold, and contingent upon our ability to raise the required capital, we expect to engage in additional expenditures over the next 12 months for new seismic data acquisitions and/or land and drilling rights acquisitions and related drilling programs.  Although we are not ready to move forward on any particular project, we would require additional financing in order to proceed with any such project. There can be no assurance, however, that financing for one or more of these projects will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our needs. If we are unable to obtain the financing necessary to support these expenditures, we may not be able to proceed with this aspect of our plan of operation.

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

Note Offering

On May 29, 2008 we closed the Note Offering for aggregate gross proceeds to us of $2.5 million. We paid cash commissions of ten percent (10%) and ten percent (10%) warrant coverage to a registered broker-dealer and its designee in connection with the Note Offering. We have used the net proceeds of this financing to begin drilling our initial wells, to repay certain outstanding indebtedness and for general working capital purposes.  On May 29, 2009, with the consent of the Note Investor, we amended the Note to extend the initial installment payment date of the Note to May 29, 2010.

Credit Facility

On June 27, 2008, KY USA entered into the Credit Agreement with the Lender pursuant to which KY USA has borrowed $6,850,000 to date.

The Credit Agreement requires that we comply with financial covenants relating to, among other things, collateral and current ratio coverage. As of October 31, 2008, we were not in compliance with the 1.0 to 1.0 current ratio requirement of the Credit Agreement.  This breach of the current ratio covenant contained in the Credit Agreement constitutes an event of default under the Credit Agreement. The breach would permit the Lender under the Credit Agreement to declare all amounts borrowed thereunder to be immediately due and payable.  Although the Lender has informed us that it will not take any actions against us with respect to this breach, we may request from the Lender a waiver of this current ration covenant.  If we do request such a written waiver, we cannot assure you that we will be successful in obtaining it.  Additionally, even if we obtain a written waiver from the Lender, we may not be able to satisfy these or other covenants in the future or be able to pursue our strategies within the constraints of these covenants.  These circumstances could materially and adversely impair our liquidity and, among other factors, raise substantial doubt regarding our ability to continue as a going concern.

Notes Issued by KY USA

On October 5, 2007, KY USA issued a promissory note to K&D with a principal amount of $1,000,000 (the “K & D Note”).  The “K & D Note was due and payable on August 5, 2008 and did not bear interest until that date.  After the Maturity Date, interest accrues at a rate of nine percent (9%) per annum on any outstanding principal.  The “K & D Note was issued in partial payment for KY USA’s acquisition of its interest in the K&D Properties, which it acquired from K&D.  The Company repaid $350,000 principal amount of the K & D Note out of the proceeds of the Note Offering.

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

Recent Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.

ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on our company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on our company’s consolidated financial statements. The Company hasa evaluated subsequent events through the date of the issuance of the financials. An additional borrowing of $1.2M on the NSES credit facility occurred after the balance sheet date and before the date of issuance.

Our company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

During our most recent fiscal year ended October 31, 2009, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

On July 18, 2008 KY USA entered into a capital lease (the “Lease”) with The Magdovitz Family Trust (the “Lessor”).  The Lease is for certain drilling equipment with a total lease price of $307,394. The terms of the Lease require KY to make forty-two monthly installments on the first day of each month, beginning on August 1, 2008.  At the conclusion of the Lease, KY will have available the option to purchase the equipment, which at October 31, 2009 has a carrying value of $197,610, for consideration of $1.00.  Under the terms of the Lease, KY will assume and bear the entire risk of loss and damage to the equipment, will be required to insure the equipment and will indemnify the Lessor against costs and liabilities of KY arising out of its use of the equipment.  We have agreed to guarantee the Lease.

On August 4, 2008, KY USA paid $15,000 to Hilltopper Energy, LLC for an exclusive and irrevocable option (the “Option”) to acquire certain rights in two oil and gas leases (the “Leases”), one covering approximately 1,000 acres in Todd County, Kentucky, at an acquisition price of $140,000, and one covering approximately 100 acres in Owsley County, Kentucky, for an acquisition price of $20,000.  Pursuant to the Option and upon acquisition of the Leases, KY USA would be entitled to all working rights in the Lease properties and an 82% net revenue interest in the oil and gas found from the top of the New Albany Shale formation under the properties subject to the Leases to the depth drilled.  The Option expired on February 4, 2009 and on March 3, 2009 was extended until August 4, 2009 for an additional consideration of $15,000. Although the Option extension has officially expired, the parties currently have an oral understanding that the Option may continue to be exercised.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors who were appointed upon the closing of the Merger:

Name:	Age	Title
Steven D. Eversole	49	Chief Executive Officer and Director

Charles M. Stivers	48	Interim Chief Financial Officer

C. G. Collins	69	Vice President of Engineering and Development and Director

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

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.  Our two directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  Additionally, management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee or any other committee. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly, and we will likely seek out and retain independent directors and form audit, compensation, and other applicable committees.

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

Compliance with Section 16(a) of the Exchange Act

We filed a Form 8-A to register the Common Stock under Section 12(g) of the Exchange Act on July 16, 2009.  Therefore, since that date, our executive officers, directors and greater than ten percent shareholders have been subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.  Based solely on a review of the copies of Section 16 reports and written representations from the reporting persons that no other reports were required, we believe that during the fiscal year ended October 31, 2009, our Executive Officers, Directors and greater than ten percent shareholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended October 31, 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended October 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended October 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended October 31, 2009 that received annual compensation during the fiscal year ended October 31, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Steven D. Eversole, Chief	2009	90,000	0	0	0	0	0	0	90,000
Executive Office (1)	2008	61,109	0	0	0	0	0	0	61,109

Charles M. Stivers, Interim	2009	60,000	0	0	0	0	0	0	60,000
Principal Financial Officer (2)	2008	15,000	0	0	0	0	0	0	15,000

(1)	Effective upon the closing of the Merger on May 2, 2008, Mr. Greenwood resigned as, and Mr. Eversole was appointed, our Chief Executive Officer.
(2)	Mr. Stivers was appointed our Interim Principal Financial Officer on June 27, 2008.

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

Compensation of Directors

None of our current directors receives any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended October 31, 2009 and except as set forth above, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 5, 2010 by:

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

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)

Steven D. Eversole	Common Stock	7,600,000	(3)	20.6%

Charles M. Stivers	Common Stock	23,750	(4)	*

C. G. Collins	Common Stock	3,420,000	(5)	9.3%

All Officers and Directors	Common Stock	11,043,750		29.9%
As a Group (3 persons)

Saddlebrook Holdings, LLC (6)	Common Stock	6,080,000		16.5%
22 Saddlebrook Garden
London, KY 40744

Collins Family Trust (7)	Common Stock	3,420,000		9.3%
107 Forest Hills Drive
Campbellsville, KY 42718

Trinity Group Holdings, LLC (8)	Common Stock	3,420,000		9.3%
88 Grand Circle Drive
Somerset, KY 42503

Tillerman Securities, Ltd. (9)	Common Stock	2,500,000		6.8%
One George Street
Nassau NP, Bahamas

Winer Family Trust (10)	Common Stock	2,042,500		5.5%
7270 Maidencane Ct.
Largo, FL 33777

*Less than 1%.

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 5, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 36,927,092 shares of common stock outstanding as of February 5, 2010.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended October 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended October 31, 2009	Fiscal year ended October 31, 2008
Audit fees (1)	$87,367	$41,493
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$87,367	$41,493

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., KY Acquisition Corp. and KY USA Energy, Inc. (1)

2.2	2.2	Split-Off Agreement, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., Christopher Greenwood, Las Rocas Leaseco Corp. and KY USA Energy, Inc. (1)

3.1	3.1	Amended and Restated Certificate of Incorporation of Registrant as filed with the Delaware Secretary of State on October 26, 2007 (2)

3.2	3.2	By-Laws of Registrant (3)

3.3	2.3	Amendment to By-laws of Kentucky USA Energy, Inc. (formerly Las Rocas Mining Corp.) (1)

3.4	3.2	Articles of Merger of KY Acquisition Corp. into KY USA Energy, Inc. (1)

4.1	4.1	Form of Senior Secured Credit Agreement Between KY USA Energy, Inc. and NSES 12, LLC (4)

4.2	4.2	Form of $10,000,000 Term Note of KY USA Energy, Inc. (4)

4.3	4.3	Form of Security Agreement between KY USA Energy, Inc. and NSES 12, LLC (4)

4.4	4.4	Form of Leasehold Mortgage, Assignment of Production, Security Agreement and Financing Statement from KY USA Energy, Inc. to NSES 12, LLC (4)

Exhibit No.	SEC Report Reference Number	Description

4.5	4.5	Form of Guarantee Agreement between Kentucky USA Energy, Inc. and NSES 12, LLC (4)

4.6	4.6	Form of Subordination Agreement by and among Kentucky USA Energy, Inc., KY USA Energy, Inc. and NSES 12, LLC (4)

4.7	4.7	Form of Subordination Agreement by and among 8% senior secured convertible note holder, KY USA Energy, Inc. and NSES 12, LLC (4)

4.8	4.8	Form of Subordination Agreement by and among 8% senior secured convertible note holder, Kentucky USA Energy, Inc. and NSES 12, LLC (4)

10.1	10.1	Registrant’s 2007 Equity Incentive Plan adopted October 19, 2007, 2007 (5)

10.2	10.2	Escrow Agreement, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., Steven D. Eversole and Gottbetter & Partners, LLP (1)

10.3	10.3	IR Shares Escrow Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and Gottbetter & Partners, LLP (1)

10.4	10.4	Form of Lock-Up Agreement, dated as of May 2, 2008 (1)

10.5	10.5	General Release Agreement, dated as of May 2, 2008, by and among Kentucky USA Energy, Inc., Christopher Greenwood, Las Rocas Leaseco, Inc. and KY USA Energy, Inc. (1)

10.6	10.6	Employment Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and Steven D. Eversole (1)

10.7	10.7	Employment Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and Samuel L. Winer (1)

10.8	10.8	Employment Agreement, dated as of May 2, 2008, by and between Kentucky USA Energy, Inc. and C. G. Collins (1)

10.9	10.9	Form of Bridge Lender Warrant, dated as of May 2, 2008 (1)

10.10	10.1	Form of Securities Purchase Agreement (6)

10.11	10.2	Form 0f 8% Senior Convertible Note (6)

Exhibit No.	SEC Report Reference Number	Description

10.12	10.3	Form of Warrant to Purchase Common Stock (6)

10.13	10.4	Form of Registration Rights Agreement (6)

10.14	10.5	Form of Security Agreement (6)

10.15	10.6	Form of Subsidiary Guarantee (6)

10.16	10.1	Form of Farm-Out Assignment of Correction by and between K & D Energy and KY USA Energy, Inc. dated June 18, 2008 (4)

10.17	10.2	Form of Farm-Out Assignment by and between K & D Energy and KY USA Energy, Inc. dated as of October 4, 2007 (4)

10.18	10.3	Form of Supplemental Farm-Out Assignment by and between K & D Energy and KY USA Energy, Inc. dated as of December 10, 2007 (4)

10.19	10.19	Kentucky Agreement to Lease Equipment (with Warranty) by and between The Magdovitz Family Trust and KY USA Energy, Inc. dated July 18, 2008 (7)

10.20	10.20	Option to Purchase Lease between KY USA Energy, Inc. and Hilltopper Energy, LLC dated as of August 4, 2008 (the “Option”) and Addendum to the Option dated as of March 3, 2009 (7)

10.21	10.1	Gas Gathering & Treatment Agreement dated August 6, 2009 by and among the Registrant, Seminole Energy Services, L.L.C. and Seminole Gas Company, L.L.C. (8)

10.22	10.2	Farm-out agreement dated August 20, 2009 by and between the Registrant and Thomasson Petroleum Enterprises, Inc. (8)

10.23	10.3	Participation agreement dated July 22, 2009 by and between the Registrant and 7921 Energy LLC (8)

10.24	10.24	Base Contract for the Sale and Purchase of Natural Gas by and between Seminole Energy Services, L.L.C. and the Registrant

10.25	10.25	Farm-Out Agreement by and between Thomasson Petroleum Enterprises, Inc. and KY USA Energy, Inc. dated January 21, 2010

14.1	14.1	Code of Ethics (7)

21	*	List of Subsidiaries

Exhibit No.	SEC Report Reference Number	Description
31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	*	Map of the Registrants Albany Shale well Project

99.2	99.1	Form of Registrant’s Stock Subscription Agreement (3)

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

(7)
Filed with the SEC on March 16, 2009 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-141480) on Form 10-K, which exhibit is incorporated herein by reference.

(8)
Filed with the SEC on September 21, 2009 as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-141480) on Form 10-Q, which exhibit is incorporated herein by reference.

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

KENTUCKY USA ENERGY, INC.

Dated: February 16, 2010	By:
Steven D. Eversole, President and
Chief Executive Officer

	By:	/s/ Charles M. Stivers
Charles M. Stivers, Interim Principal
Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven D. Eversole	Director
Steven D. Eversole		February 16, 2010

/s/ c.G. Collins	Director	February 16, 2010
C.G. Collins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kentucky USA Energy, Inc.

We have audited the accompanying balance sheets of Kentucky USA Energy, Inc. (an exploration stage company) as of October 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended October 31 2009 and for the period from inception (October 5, 2007) to October 31, 2009. The management of Kentucky USA Energy, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky USA Energy, Inc. as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2009 and for the period from inception (October 5, 2007) to October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has breached a loan covenant, whereby funds may be subject to accelerated repayment. Additionally, the Company is behind schedule on progress specified in its K&D farm-out agreement, which could trigger forfeiture of its rights under the farm-out agreement. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rodefer Moss & Co, PLLC

Knoxville, Tennessee
February 16, 2010

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	October 31, 2009	October 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$59,105	$899,037
Prepaid expenses	37,006	15,613

Total current assets	96,111	914,650

Other Assets
Loan fees, net of accumulated amortization of $509,511 and $145,115	640,694	1,005,090
Investment in natural gas properties, using full cost method	7,708,811	3,796,351

Total other assets	8,349,505	4,801,441

Other property and equipment, net of accumulated depreciation of $42,258 and$7,830	450,650	306,366

Total assets	$8,896,266	$6,022,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$343,890	$188,225
Accrued interest	522,303	81,928
Accrued liabilities	7,763	-
Stock liability	149,125	188,600
Derivative liability	1,015,971	1,723,453
Notes payable, due within one year	6,300,000	3,150,000
Capital lease obligations, due within one year	94,847	83,268

Total current liabilities	8,433,899	5,415,474

Long-term Debt
Convertible debt, net of discounts of $1,527,779 and $2,152,778	972,220	347,222
Capital lease obligations, less amounts due within one year	110,083	202,169

Total long-term debt	1,082,303	549,391

Total liabilities	9,516,202	5,964,865

Stockholders' Equity (Deficit)
Preferred stock (20,000,000 shares authorized, none issued)
Common stock, ($0.0001 par value; 300,000,000 shares authorized; 36,927,092 and 36,194,592 shares issued and outstanding)	3,692	3,619
Additional paid-in capital	4,298,928	3,427,498
Deficit accumulated during exploration stage	(4,922,556)	(3,373,525)

Total stockholders' equity (deficit)	(619,936)	57,592

Total liabilities and stockholders' equity (deficit)	$8,896,266	$6,022,457

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)

Consolidated Statements of Operations
			From Inception,
	Year Ended	Year Ended	October 5, 2007, through
	October 31, 2009	October 31, 2008	October 31, 2009

General and Administrative Expenses
Amortization of loan fees	$418,234	$145,115	$563,349
General and administrative	195,715	46,527	242,242
Legal and accounting	1,387,582	676,217	2,065,799

Loss from operations	(2,001,531)	(867,859)	(2,871,390)

Other Income (expense)
Changes in fair value of derivative liability	558,206	4,596,769	5,154,975
Interest expense	(105,706)	(7,094,735)	(7,206,141)

Loss before income taxes	(1,549,031)	(3,365,825)	(4,922,556)

Income taxes	-	-	-

Net loss	$(1,549,031)	$(3,365,825)	$(4,922,556)

Net income per share
Basic and diluted:
Operations	$(0.04)	$(0.12)	$(0.13)
Total	$(0.04)	$(0.12)	$(0.13)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ deficit

				Deficit	Total
	Common		Additional	Accumulated	Stockholders’
	Stock	Common	Paid -in	During Exploration	Equity
	Shares	Stock	Capital	Stage	(Deficit)

Balance at October 5, 2007 (inception)	-	$-	$-	$-	$-

18,000,000 shares of stock issued for services on October 5, 2007 at $0.0001 per share	18,000,000	1,800	200	-	2,000

Net loss for the period	-	-	-	(7,700)	(7,700)

Balance at October 31, 2007	18,000,000	1,800	200	(7,700)	(5,700)

May 2008 issuance of 12,000,000 shares for shell acquisition	12,000,000	1,200	(1,000)	-	200

May 2008 application of services provided in connection with recapitalization as a cost of the transaction	-	-	(8,500,000)	-	(8,500,000)

May 2008 issuance of 5,000,000 shares in connection with services for recapitalization	5,000,000	500	8,499,500	-	8,500,000

Issuance of stock in partial settlement of derivative liability - May 2008	1,194,592	119	3,428,798	-	3,428,917

Net loss for the year	-	-	-	(3,365,825)	(3,365,825)

Balance at October 31, 2008	36,194,592	3,619	3,427,498	(3,373,525)	57,592

December 2008 issuance of 412,500 shares in connection with services provided	412,500	41	562,312	-	562,353

June 2009 issuance of 320,000 shares in connection with services provided	320,000	32	309,118	-	309,150

Net loss for the year	-	-	-	(1,549,031)	(1,549,031)

Balance at October 31, 2009	36,927,092	$3,692	$4,298,928	$(4,922,556)	$(619,936)
The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows

			From Inception
	Year Ended	Year Ended	October 5, 2007 through
	October 31, 2009	October 31, 2008	October 31, 2009

Net loss	$(1,549,031)	$(3,365,825)	$(3,727,115)
Adjustments to reconcile net loss to net cash flows from operating activities
Gains on market valuation of derivative liabilities	(558,206)	(4,596,769)	(5,154,975)
Derivative valuation adjustments charged to expense	421,883	6,851,947	7,273,830
Amortization of loan fees	364,396	145,115	509,511
Depreciation	34,428	7,830	42,258
Common stock issued for services	871,503	-	873,503

(Increase) in assets and increase in liabilities
Prepaid expenses	(21,391)	34,425	13,034
Accounts payable and accrued liabilities	163,428	188,225	351,653
Stock liability	(39,475)	188,600	149,125
Accrued interest	440,375	76,229	522,304
Total adjustments to reconcile net loss to net cash from operating activities	1,676,941	2,895,602	4,580,243

Net cash flows from operating activities	127,910	(470,223)	853,128

Cash flows from investing activities
Purchase of other property and equipment	(178,712)	(314,195)	(492,907)
Retainers paid to legal counsel	-	-	(50,040)
Investment in oil & gas properties	(3,858,622)	(1,332,009)	(6,910,359)

Total cash flows from investing activities	(4,037,334)	(1,646,204)	(7,453,306)

Cash flows from financing activities
Proceeds from borrowings	3,150,000	5,100,000	10,050,000
Proceeds from borrowings under capital leases	-	307,394	307,394
Loan fees incurred from borrowings	-	(1,150,205)	(1,150,205)
Repayments of long-term debt	-	(1,250,000)	(1,250,000)
Payments on capital lease obligations	(80,508)	(21,957)	(102,465)

Total cash flows from financing activities	3,069,492	2,985,232	7,854,724

Net change in cash	(839,932)	868,805	1,254,546

Cash and cash equivalents, beginning of period	899,037	30,232	-

Cash and cash equivalents, end of period	$59,105	$899,037	$1,254,546

Supplemental Disclosures of Cash Flow information
Cash paid for interest	$369,167	$181,812	$550,979
Cash paid for income taxes	$-	$-	$-

For the year ended October 31, 2008, the Company entered in the following non-cash transactions:
The Company incurred noncash financing costs of $6,300,037.
The Company entered into capital lease obligations of $307,394 in order to obtain equipment for drilling.
Common stock was issued in the amount of $3,429,117 in settlement of warrants booked as derivative liabilities.

For the year ended October 31, 2009, the Company entered in the following non-cash transaction:
Common stock was issued in the amount of $871,503 for services provided to the Company.

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

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

The Company is an exploration-stage company and historically has had almost no revenues. To date the Company's activities have generally been restricted to fundraising, drilling and exploring for natural gas.

The Company’s working capital ratio is less than one-to-one, which is a breach of our loan covenants in effect with regard to loans outstanding from our principal lender.  Because of the breach of our loan covenant, the $5.65 million listed as due on our balance sheet at October 31, 2009,  (Note 9) may be called by our lender. Should this happen, we would have to seek additional financing. There is no guarantee that additional financing would be available. If the loan is called and we are unable to find additional financing, we believe we have ample funding to last through October 31, 2010.

We continue to maintain a good relationship with this lender and believe that there is no intention by the lender to call our loan.

As a result of the covenant violation our loans with this lender are classified as currently due on our balance sheet at October 31, 2009.

Certain amounts in prior periods have been reclassified to conform to the report classifications of the year ended October 31, 2009 with no effect on previously reported net income or stockholders’ equity.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 2 – Going Concern

The financial statements do not include any adjustments that could be required if the Company were unable to refinance debt or continue as a going concern.  The Company has incurred substantial losses, which have strained its financial resources, and, at October 31, 2009 the Company’s liabilities exceed its assets.  The Company is currently in default on the senior credit facility with NSES, and the NSES loan may be called. Additionally, the Company is behind schedule on drilling as specified in the K & D farm-out, currently does not have the funds to complete these drillings over the expected life of the K & D Assignments and will require additional funds to do so.  In the event that the Company cannot raise the necessary funds or does not drill the required 12 wells per year, the Company might lose the rights to the K & D Properties.  Thus, if the Company is unable to raise sufficient additional capital through debt and equity offerings or K & D successfully forecloses under the terms of the farm-out, liquidity problems will cause the Company to curtail operations, liquidate or sell assets or entities, or pursue other actions that could adversely affect future operations.  These factors have raised doubt about the Company’s ability to continue as a going concern.  For these reasons our auditors state in their report on our audited financial statements for the year ended October 31, 2009 that they have a substantial doubt we will be able to continue as a going concern.

To mitigate the effects of the above problems, Management plans to work with NSES on its technical default and is looking at options for raising additional capital. Management continues to work with K&D’s principals, and the principals have continued to assist the Company in implementing its plans. Additionally, the Company entered into additional agreements with a K&D principal in January, 2010. Management has maintained good relations with the principals and does not believe the Company’s failure to adhere to the specified schedule will lead to a material loss to the Company..

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

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported on the financial statements and accompanying notes.  Actual results may differ from those estimates.  Gas reserve estimates are developed from information provided by the Company’s management to Glenn Robinson, Robinson Engineering of Evansville, Indiana  at October 31, 2009 and October 31, 2008.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

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

Earnings per Share
In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” (“SFAS 128”), which was primarily codified into Topic 260, basic income per share is based on 36,927,092 and 36,194,592 weighted average shares outstanding for the years ended October 31, 2009 and October 31, 2008.  Because the Company recorded a loss at October 31, 2009 and 2008, all potentially dilutive securities are anti-dilutive.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income) and deferred taxes on temporary differences between the amount of taxable and pretax income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are reflected in the financial statements at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled as prescribed in ASC 740, Income Taxes.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

All of the Company’s tax years since inception are open to IRS examination.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 4 – Other Property and Equipment

Other property and equipment consisted of the following:

	Depreciable Life	October 31, 2009	October 31, 2008

Machinery and Equipment	10-20 yrs	$492,908	$314,196
Total		492,908	314,196
Less accumulated depreciation		(42,258)	(7,830)
Other property and Equipment - net		$450,650	$306,366

The Company uses the straight-line method of depreciation ranging from ten to twenty years, depending on the estimated asset life.

Note 5 – Notes Payable and Convertible Debt

The Company had the following debt obligations:

	October 31, 2009	October 31, 2008
Non-interest bearing note payable to K and D Energy, secured by a Second mortgage on oil and gas leases, and repayable on or before August 5, 2008. This note is past due as at October 31, 2008 and as a result is currently bearing interest at 9%	$650,000	$650,000

Note payable to Tillerman Securities. Secured by oil ang gas properties, bearing interest at 8%, interest due quarterly. See Note 9.	2,500,000	2,500,000

NSES 12, LLC-New Stream Capital 12% note with interest payable monthly starting October 1, 2008, 85% of adjusted cash flow starting October 1, 2008 Interest & Principle paid full in 3 years	5,650,000	2,500,000

	$8,800,000	$5,650,000

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Maturities under note obligations at October 31, 2009 and 2008 were:

	2009	2008
Year ending October 31:
2010	$6,300,000	$3,150,000
2011	2,500,000	2,500,000
2012	-	-
Thereafter	-	-

Total maturities of long-term debt	8,800,000	5,650,000
Less current maturities	6,300,000	3,150,000
Long-term notes payable	$2,500,000	$2,500,000

The convertible Tillerman note is included on the balance sheets, net of discount, as follows:

	2009	2008

Face amount of note	$2,500,000	$2,500,000
Discount	(1,527,780)	(2,152,778)
	$972,220	$347,222

The balance owing to NSES represents drawing on a potential $10 million credit facility with which the Company plans to execute its drilling program. Management believes the liquidity provided by this arrangement will be sufficient for its cash needs in its fiscal year ending October 31, 2010. For a further discussion of this arrangement, see Note 9 below.

The Company’s investment in natural gas properties reflects capitalized interest of $1,997,416 and $744,614 related to its debt obligations for October 31, 2009 and 2008.

Note 6 – Capital Lease

On August 4, 2008, KY entered into a capital lease with The Magdovitz Family Trust.  The lease is for drilling equipment with a total lease price of $307,394. The terms of the lease require KY to make forty-two monthly installments, beginning on August 4, 2008.  At the conclusion of the lease, KY will have available a bargain purchase option for the equipment which at October 31, 2009 has a carrying value of $204,930.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Year ending October 31:
2010	$94,827
2011	94,827
2012	15,276
After 2012	-

Total gross minimum lease payments	204,930
Less current installments of obligations	94,827

Long-term capital lease due	$110,103

Note 7 – Provision for Income Taxes

The Company provides deferred income tax assets and liabilities using the liability method for temporary differences between book and taxable income.

The provisions for income taxes for the year and period ended October 31, 2009 and 2008 are comprised as follows:

	2009	2008

Currently payable	$-	$-
Deferred federal tax benefit (expense)	337,000	147,000
Deferred state tax benefit (expense)	42,000	29,000
Valuation adjustment	(379,000)	(176,000)

	$-	$-

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

	October 31, 2009	October 31, 2008
Reconciliation between statutory and effective tax rates

Expected benefit at federal statutory rates	$527,000	$1,144,000

Effect of interest expense deductible for book purposes but not deductible for income tax purposes		(2,324,000)

Effect of derivative gains included in book income but not included in taxable income	190,000	1,563,000
Temporary difference – capitalization of interest		(67,000)
State income taxes	42,000	29,000
Effect of expected lower applicable rates	(380,000)	(169,000)

	379,000	176,000
Valuation allowance	(379,000)	(176,000)

Income tax provision	$-	$-

The Company recorded valuation allowances of $379,000 and $176,000 at October 31, 2009 and October 31, 2008, respectively, fully offsetting estimated deferred tax benefits, as management is unable to determine that these tax benefits are more likely than not to be realized.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	October 31, 2009	October 31, 2008
Net operating loss carryforwards	$379,000	$223,000
Temporary difference:Capitalized interest	-	(47,000)

	$379,000	$176,000

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 8 – Recent Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.

ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on our company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on our company’s consolidated financial statements. The Company hasa evaluated subsequent events through the date of the issuance of the financials. An additional borrowing of $1.2M on the NSES credit facility occurred after the balance sheet date and before the date of issuance.

Our company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Note 9 – Credit Agreements

On May 29, 2008 the Company closed a $2,500,000 securities purchase agreement with a private investor.  Under the agreement, the Company has authorized a series of convertible notes of the Company which are convertible into the Company’s common stock, par value $0.0001 per share. The note bears interest of a 360-day year with the first interest payment due August 29, 2008 and the first principal installment was due May 29, 2009.  The note is secured by a lien on substantially all of the Company’s natural gas properties.  The note has no financial covenants and the company is in compliance with all non-financial covenants.  The Note proceeds were used for operating purposes of the Company.  The Company incurred closing costs of approximately $651,000 which will be amortized over the term of the note.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

One June 25, 2008 the Company closed a $10,000,000 senior credit facility with NSES 12, LLC.  Under the facility, the Company may borrow up to $10,000,000.  The Company has borrowed $5,650,000 as of October 31, 2009.  The loan under the facility with NSES 12, LLC, bears interest at 12% per year.  Interest only is payable during the term of the loan and the principal balance of the loan is due thirty-six months from closing.  Interest is to accrue starting on the day the loan is funded, and the first interest payment was due October 2008.  The facility is secured by a lien on substantially all of the Company’s natural gas properties.  The facility has affirmative and negative covenants. The Company is in noncompliance of loan covenants at October 31, 2009. The Company’s working capital ratio is less than one-to-one, which is a breach of the loan covenants. The loan proceeds were used for the development of certain oil and gas properties.  The Company incurred closing costs associated with the loan of approximately $499,000, which are being amortized over the term of the loan.

Note 10 – Derivative Liabilities, Beneficial Conversion Feature, Convertible Debt, and Warrants

As of October 31, 2009 and October 31, 2008, the Company recognized derivative liabilities of $1,015,971 and $1,574,177 respectively, and a convertible debt liability, net of discounts of $1,527,780 and $2,152,778, of $972,220 and $347,277, respectively,  pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), primarily codified into Topic 815, relating to a beneficial conversion feature embedded in the Company’s debt instrument entered into on May 29, 2008.  The related debt is a convertible 8% senior secured 36 month note dated May 29, 2008 with Institutional Investor.  Interest only is payable quarterly.  Principle repayments due in 24 equal payments beginning with the 1st year anniversary.  This note is convertible into 2,500,000 shares.  The conversion feature allowed for the conversion of the underlying debt into shares of the Company’s common Stock at a price of $1.50 per share when the market price of the Company’s stock was $2.80 per share.  The existence of this discount is called a “beneficial conversion feature.”

EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), primarily codified into Topic 815, specifies characteristics that financial instruments to be settled in a Company’s own stock must satisfy in order to be accounted for as equity rather than debt under SFAS 133.  Among other provisions, under the EITF, instruments must be categorized as debt if, under terms of the instrument, the Company might be required to issue a variable number of shares in satisfaction of the conversion feature.  Provisions of the May 29 instrument allow net settlement of the instrument upon exercise, resulting in the potential settlement with a variable number of shares, and the settlement is based upon the fixed cash value of the debt, known at issuance.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Accordingly the beneficial conversion feature was recorded at its intrinsic value of $1.98 per warrant, or $3,300,026, which was expensed, the attached debt of $2,500,000 having been previously discounted to zero in connection with warrants issued in the same transaction and discussed below.  Under provisions of SFAS 133 the valuation of the beneficial conversion feature initially recorded as a liability is reset at each reporting period to fair value with gain or loss recognized in income.  At October 31, 2009 and October 31, 2008, the Company recognized a gain of $270,910 and $4,596,769 on the revaluation of this liability to fair value, using the Black-Scholes Formula with an expected term of approximately 2.5 years, volatility of 60%, and a risk-free rate of interest of 4%, consistent with valuations of warrants outstanding at October 31, 2009 and 2008, as discussed below.

The Company recognized derivative liabilities related to detachable warrants issued with the May 29 instrument and other debt financing in accordance with SFAS 150 “Accounting for Certain Financial Instruments with Characteristics  of both Liabilities and Equity,” primarily codified into Topic 480. Under that pronouncement, free-standing instruments that may require the issuance of a variable number of equity shares must be accounted for as a liability under circumstances similar to those enumerated in EITF 00-19, primarily codified into Topic 815.  The detachable warrants issued with the debt financings are remeasured at each reporting date with the resulting gain or loss included in income of the period.

In connection with the Company’s warrants as discussed in Note 5, the Company incurred initial derivative liabilities totaling $6,300,037 in May, 2008.  To the extent of proceeds received these liabilities were recorded as debt discount with any excess expensed upon issuance.  Upon early settlement of a loan, any remaining discount is written off.  As of October 31, 2009 and October 31, 2008, the unamortized balance of loan fees amounted to $640,693 and $1,005,090.  d loan.

Note 11 Stockholders’ Equity

The Company has authorized capital stock of 320,000,000 shares consisting of 300,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”),  and 20,000,000 shares of preferred stock with preferences and rights to be determined by the Board of Directors.

The Company has 2,700,000 warrants outstanding at October 31, 2009 and October 31, 2008. The following table summarizes the changes in the company’s outstanding stock based compensation available through warrants for the year ended October 31, 2009 and October 31, 2008:

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

	Number of Stock
	Options Available	Weighted Average
	Through Warrants	Exercise Price
Outstanding at beginning of period	-	-
Granted	4,700,000	1.27
Exercised	2,000,000	1.00
Cancelled/forfeited	-	-
Outstanding at October 31, 2009 and 2008	2,700,000	1.46
Options Exercisable at October 31, 2009 and 2008	2,700,000	1.46

The following table summarizes the information respecting stock options available through warrants outstanding and exercisable at October 31, 2009 and October 31, 2008:

Stock Options Outstanding				Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	200,000	0.08	$1.00	200,000	0.08	$1.00
$1.50	2,500,000	3.00	$1.50	2,500,000	3.00	$1.50

The weighted average fair value per share of options granted during 2008 was $1.34, calculated using the Black-Scholes Option-Pricing model. No options were granted in 2009.

Interest expense of $128,187 related to stock warrants was recognized in 2008.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2008 and 2009: expected volatility of 60% and 158% respectively, a risk-free interest rate of 4.00% for both 2008 and 2009; and an expected option life remaining from 2.5 to 5 years for both 2008 and 2009.

No warrants were issued at October 31, 2009 or for the period then ended.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 12 – Subsequent Events

On December 17, 2009, the Company borrowed an additional $1.2 million on the $10M NSES Credit Facility which brings the total amount borrowed to $6.85 million with a remaining $3.15 million available on the credit facility.

Note 13 – Contingency

By terms of its assignment from K&D enterprises, the Company is required to drill 12 wells per year on the K&D Leasehold. Current estimates are that the cost to drill each well will be in the range of $165,000 to $225,000, for an estimated maximum total of approximately $2.7 million each year. The Company currently does not have the funds to complete these drillings over the expected life of the K&D Assignments and will require additional funds to do so. In the event that the Company cannot raise the necessary funds or does not drill the required 12 wells per year, the Company might lose the rights to the K&D Properties. Management believes that the possibility of this contingent loss is remote, and, accordingly, no provision has been made in these financial statements for such a loss.

Note 14 – Supplemental Natural Gas Information (Unaudited)

Information with respect to the Company’s natural gas producing activities is presented in the following tables.  Estimates of reserve quantities, as well as future production and discounted cash flows before income taxes, were developed from information provided by Glenn Robinson – Robinson Engineering utilizing information provided by management as of October 31, 2009 and October 31, 2008.

Gas Related Costs

The following table sets forth information concerning costs related to the Company’s gas property acquisition, exploration and development activities in the United States during the periods.

	October31,2009		October31,2008
Property acquisitions:
Proved	$		$
Unproved		-		-
Less proceeds from sales of properties		-		-
Development cost		3,912,460		2,076,623

Total		$3,912,460		$2,076,623

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Results of Operations from Gas Producing Activities

As of October 31, 2009 and October 31, 2008, the Company was still in an exploratory stage and had not begun producing activities.

Natural Gas Reserves

The following table sets forth the Company’s net proved gas reserves from inception to  October 31, 2009. The changes in net proved gas reserves for the year then ended.

Gas MMcf
Balance, October 5, 2007 (inception)
Revisions of previous estimates	-
Purchase of Reserves in Place	26,657
Proved reserves at October 31, 2007	26,657
Revisions of previous estimates	(1,107)
Sales of Reserves in Place	-
Proved reserves at October 31, 2008	25,550
Revisions of previous estimates	-
Proved reserves at October 31, 2009	25,550

Proved reserves represent the quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions.  Reserves are measured in units of one thousand cubic feet (Mcf) or one million cubic feet (MMcf) in the case of gas.

At October 31, 2009 1,825 thousand Mcf of gas reserves were classified as proved developed reserves, and the balance of the proved reserves, or 23,725 thousand Mcf of gas reserves were classified as proved undeveloped. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows from the Company’s proved gas reserves is presented in the following tables:

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

	10/31/2009	10/31/2008
	Amount in Thousands	Amount in Thousands
Future cash inflow	$98,128	$129,922
Future production costs and taxes	(4,906)	(10,696)
Future development costs	(12,570)	(11,550)
Processing, metering and gathering	(23,826)	(25,984)
Future income tax expenses	(19,626)	(25,984)
Net future cash flows	37,200	55,708
10% Discount	(15,294)	(24,216)
Discounted future net cash flows from proved reserves	21,906	31,492
Less portion attrible to NSES ownership	(1,752)	(2,519)
Discounted future net cash flows from proved reserves	$20,154	$28,973

Standardized Measure of Discounted Future Net Cash Flows

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, productions taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves.  The average price used at October 31, 2009 and October 31, 2008 was $5.04 and $6.78 per MCF of gas.  No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

The Properties

The Company’s mineral rights were obtained through three farm-out assignments. Pursuant to the assignments, as supplemented and corrected, the Company is entitled to all working rights to, and a 75% net revenue interest in, the hydrocarbons in the New Albany Shale (Devonian), less a 6% overriding royalty interest owned by NSES, LLC.  Under the Assignments the Company has the right to drill wells on the properties and extract from these wells and sell the natural gas found in the New Albany Shale formation running through the properties.  Pursuant to the Assignments, the Company is required to drill 12 wells per year within the properties in order to retain its farmed-in rights.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Full Cost Method of Accounting

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, day rate rentals and the costs of drilling, completing and equipping oil and gas wells. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves representing an entire cost center. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. The capitalized oil and gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties are excluded from the costs being amortized. No ceiling write-downs were recorded during the year ended October 31, 2009 and October 31, 2008.