Form 10-Q
period 2010-01-31
Kentucky USA Energy, Inc.
filed 2010-03-17
CIK 1393614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

There were 36,927,092 shares of the issuer’s common stock outstanding as of March 17, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENTUCKY USA ENERGY, INC.
Condensed Consolidated Balance Sheets

	January 31, 2010	October 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$477,487	$59,105
Prepaid expenses	23,492	37,006

Total current assets	500,979	96,111

Other Assets
Loan fees, net of accumulated amortization of $235,987 and $509,511	549,595	640,694
Investment in natural gas properties using full cost method, net of depletion of $2,800 and $0	8,124,542	7,708,811

Total other assets	8,674,137	8,349,505

Other property and equipment, net of accumulated depreciation of $53,181 and $42,258	462,727	450,650

Total assets	$9,637,843	$8,896,266

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$112,038	$343,890
Accrued interest	491,799	522,303
Accrued liabilities	7,996	7,763
Stock liability	156,775	149,125
Derivative liability	770,686	1,015,971
Notes payable, due within one year	7,500,000	6,300,000
Capital lease obligations, due within one year	94,847	94,847

Total current liabilities	9,134,141	8,433,899

Long-term Debt
Convertible debt, net of discounts of $1,319,446 and $1,527,779	1,180,554	972,220
Capital lease obligations, less amounts due within one year	80,807	110,083

Total long-term debt	1,261,361	1,082,303

Total liabilities	10,395,502	9,516,202

Stockholders' Equity (Deficit)
Preferred stock (20,000,000 shares authorized, none issued)
Common stock, ($0.0001 par value; 300,000,000 shares authorized; 36,927,092 and 36,927,092 shares issued and outstanding)	3,692	3,692
Additional paid-in capital	4,298,928	4,298,928
Accumulated (Deficit)	(5,060,279)	(4,922,556)

Total stockholders' (deficit)	(757,659)	(619,936)

Total liabilities and stockholders' deficit	$9,637,843	$8,896,266

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	January 31, 2010	January 31, 2009

Revenues
Gas revenues	$32,360	$-

Costs and expenses
Production costs and taxes	29,836	-
Depletion expense	2,800	-
Amortization of loan fees	91,099	91,099
General and administrative	37,001	42,622
Compensation expense (including $21,741 and $230,500 of share-based compensation)	107,059	347,698
Legal and accounting	76,023	36,907
Total costs and expenses	343,818	518,326

(Loss) from operations	(311,458)	(518,326)

Other income (expense)
Changes in fair value of derivative liability	245,285	(66,285)
Interest (expense)	(71,550)	(74,137)

(Loss) before income taxes	(137,723)	(658,747)

Income taxes	-	-

Net (Loss)	$(137,723)	$(658,747)

Net loss per share
Basic and diluted:
Operations	$(0.00)	$(0.02)
Total	$(0.00)	$(0.02)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
Statement of Changes in Stockholders’ Deficit
For the period ended January 31, 2010

				Deficit
	Common		Additional	Accumulated	Total
	Stock	Common	Paid -in	During Exploration	Stockholders’
	Shares	Stock	Capital	Stage	(Deficit)

Balance at October 31, 2009	36,927,092	$3,692	$4,298,928	$(4,922,556)	$(619,936)

Net loss for the period	-	-	-	(137,723)	(137,723)

Balance at January 31, 2010	36,927,092	$3,692	$4,298,928	$(5,060,279)	$(757,659)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
Condensed Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	January 31, 2010	January 31, 2009

Net loss	$(137,723)	$(658,747)
Adjustments to reconcile net loss to net cash flows from operating activities
Gain on market valuation of derivative liabilities	(245,285)	66,284
Amortization of loan fees	299,433	-
Depreciation	10,923	8,129
Depletion	2,800	-

(Increase)decrease in assets and increase (decrease) in liabilities
Prepaid expenses	13,514	10,170
Accounts payable and accrued liabilities	(231,619)	96,812
Stock liability	7,650	230,500
Accrued interest	(30,504)	-
Total adjustments to reconcile net loss to net cash from operating activities	(173,088)	411,895

Net cash flows from operating activities	(310,811)	(246,852)

Cash flows from investing activities
Purchase of other property and equipment	(23,000)	(16,064)
Investment in oil & gas properties	(418,531)	(537,716)

Total cash flows from investing activities	(441,531)	(553,780)

Cash flows from financing activities
Proceeds from borrowings	1,200,000	-
Payments on capital lease obligations	(29,276)	(14,637)

Total cash flows from financing activities	1,170,724	(14,637)

Net change in cash	418,382	(815,269)

Cash and cash equivalents, beginning of period	59,105	899,037

Cash and cash equivalents, end of period	$477,487	$83,768

Supplemental Disclosures of Cash Flow information
Cash paid for interest	$66,783	$50,833

The accompanying notes are an integral part of these financial statements.

Kentucky USA Energy, Inc.
Notes to Condensed Financial Statements
(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kentucky USA Energy, Inc. (“the Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for fair presentation have been included.  Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ended October 31, 2010.

The financial statements do not include any adjustments that could be required if the Company were unable to refinance debt or continue as a going concern.  The Company has incurred substantial losses, which have strained its financial resources, and, at January 31, 2010, the Company’s liabilities exceed its assets.  The Company is currently in default on the senior credit facility with NSES, LLC (“NSES”) and the NSES loan may be called. Additionally, the Company is behind schedule on drilling as specified in the K & D farm-out, and currently does not have the funds to complete these drillings over the expected life of the K & D Assignments and will require additional funds to do so.  In the event the Company cannot raise the necessary funds or does not drill the required 12 wells per year, the Company might lose the rights to the K & D Properties.  Thus, if the Company is unable to raise sufficient additional capital through debt and equity offerings or K & D successfully forecloses under the terms of the farm-out, liquidity problems will cause the Company to curtail operations, liquidate or sell assets or entities, or pursue other actions that could adversely affect future operations.  These factors have raised doubt about the Company’s ability to continue as a going concern.  For these reasons our auditors state in their report on our audited financial statements for the year ended October 31, 2009 that they have a substantial doubt we will be able to continue as a going concern.

To mitigate the effects of the above problems, management plans to work with NSES on its technical default and is looking at options for raising additional capital. Management continues to work with K&D’s principals, and the principals have continued to assist the Company in implementing its plans. Additionally, the Company entered into additional agreements with a K&D principal in January, 2010. Management has maintained good relations with the principals and does not believe the Company’s failure to adhere to the specified schedule will lead to a material loss to the Company.

Certain amounts in prior periods have been reclassified to conform to the report classifications of the quarter ended January 31, 2010 with no effect on previously reported net income or stockholders’ equity.

Kentucky USA Energy, Inc.
Notes to Condensed Financial Statements
(Unaudited)

(2)  Earnings per Share

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, basic income per share is based on 36,927,092 weighted average shares outstanding for the quarter ended January 31, 2010. Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.  Because the Company has incurred losses from inception, all potentially dilutive securities are anti-dilutive for all periods presented.

(3)  Recent Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which was primarily codified into ASC Topic 855 (“Topic 855”). Topic 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement requires the following: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Topic 855 was updated by FASB Accounting Standards Update (“ASU”) 2010-09. Further discussion of related accounting treatment is noted below.

Effective July 1, 2009, the Company adopted the FASB ASC 105-10, Generally Accepted Accounting Principles – Overall which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force (“EITF”) Abstracts.  Instead, it will issue ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

Kentucky USA Energy, Inc.
Notes to Condensed Financial Statements
(Unaudited)

(3)  Recent accounting pronouncements (continued)

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. In January 2010, the FASB released ASU 2010-03, Extractive Activities – Oil and Gas (“Topic 932”): Oil and Gas Reserve Estimation and Disclosures aligning U.S. GAAP standards with the SEC’s new rules. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include: (a) changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, (b) the ability to include nontraditional resources in reserves, (c) the use of new technology for determining reserves, and (d) permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. The ASC is effective for annual periods ending on or after December 31, 2009. The Company does not believe the changes to Topic 932 will have a material impact on our results of operations or financial position.

On February 24, 2010, the FASB issued ASU 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events. The amendments were made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file or furnish its financial statements with the SEC. Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers. While an SEC filer is still required by GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The Company does not believe the changes have a material impact on our results or financial position.

Kentucky USA Energy, Inc.
Notes to Condensed Financial Statements
(Unaudited)

(4)  Natural Gas Properties

The following table sets forth information concerning costs related to the Company’s natural gas property acquisitions, exploration and development activities:

	January 31, 2010	October 31, 2009

Property acquisitions:
Development costs	$6,404,814	$5,989,038
Leasehold acquisitions	1,719,728	1,719,728
Investment in natural gas properties	$8,124,542	$7,708,811

Interest of $405,542 and $71,550 was capitalized to natural gas properties during the quarters ending January 31, 2010 and January 31, 2009 , respectively.

(5)  Credit Facilities

On May 29, 2008 the Company closed a $2,500,000 securities purchase agreement with a private investor.  Under the agreement, the Company authorized a senior convertible note which is convertible into the Company’s common Stock, par value $0.0001 per share. The note bears interest based on a 360-day year with the first interest payment due August 29, 2008. As amended, the note is interest only until the first principal payment, which is due May 29, 2010.  The note is secured by a lien on substantially all of the Company’s natural gas properties.  The note has no financial covenants and the Company is in compliance with all non-financial covenants.  The Company incurred closing costs of approximately $651,000 which are being amortized over the term of the note.

On June 25, 2008 the Company closed a $10,000,000 senior credit facility with NSES 12, LLC.  Under the facility, the Company may borrow up to $10,000,000.  The Company has borrowed $6,850,000 as of January 31, 2010. The loan under the facility with NSES 12, LLC, bears interest at 12% per year.  Interest only is payable during the term of the loan and the principal balance of the loan is due thirty-six months from closing. The facility is secured by a lien on substantially all of the Company’s natural gas properties.  The facility has affirmative and negative covenants. The Company is not in compliance of the loan convenants at January 31, 2010 and accordingly the loan is classified as currently due. The loan proceeds were used for the development of certain oil and gas properties. The Company incurred closing costs associated with the loan of approximately $499,000, which are being amortized over the term of the loan.

Kentucky USA Energy, Inc.
Notes to Condensed Financial Statements
(Unaudited)

(6) Derivative Liabilities, Beneficial Conversion Feature, Convertible Debt, and Warrants

In June 2008, the Company entered into financings involving derivative investments. The derivative features provided credit enhancement and enabled the Company to access funds on terms that would otherwise not have been available. None of the derivative instruments held by the Company at October 31, 2009 or January 31, 2010 are designated as hedges.

The Company's derivative instruments include equity contracts consisting of warrant liabilities that the Company will satisfy by issuing a variable number of shares, and conversion features attaching to the Company's debt.

Balances related to the contracts and included on the balance sheets at October 31, 2009 and January 31, 2010, are as follows:

	January 31, 2010	October 31, 2009

Conversion features	$444,298	$585,182
Warrant liabilities	326,388	430,789
Derivative Liability	$770,686	$1,015,971

Gains recognized for the quarters ended January 31, 2010 and 2009, to adjust the above derivative liabilities to fair value are included on the statements of operations under the caption "Changes in fair value of derivative liability," among items of other income and expense. The gains and (losses) are composed of changes to the liabilities as follows:

	January 31, 2010	January 31, 2009

Conversion features	$140,884	$(24,772)
Warrant liabilities	104,401	(41,513)
Gain (Loss)	$245,285	$(66,285)

(7) Fair Value Measurements

SFAS No. 157, Fair Value Measurements and Disclosures, primarily codified under Topic 820, established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of January 31, 2010, our stock warrant liability lack Level 1 and 2 inputs and are thus required to be measured at fair value on a Level 3 basis.

Kentucky USA Energy, Inc.
Notes to Condensed Financial Statements
(Unaudited)

(7) Fair Value Measurements (continued)

The fair value of stock warrant liabilities is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for October 31, 2009 and 2010: expected volatility of 158% and 158% respectively, a risk-free interest rate of 4.00% respectively; and an expected option life remaining from 2.5 to 5 years respectively.

(8) Exploration Stage

Since its inception, the Company has devoted substantially all of its efforts to acquiring operating assets, business planning, raising capital, drilling and exploration. However, on October 23, 2009, the Company completed preparation and connected into the pipeline system operated by Seminole Energy Services. With connection, the Company now has a viable method of delivery of its natural gas product, and sales began in the first quarter of fiscal year 2010. Accordingly, the Company is considered to have left the exploration stage.

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

KY USA was incorporated in the Commonwealth of Kentucky on October 5, 2007 to acquire, explore and develop oil and gas resource properties, with a primary focus initially on shale gas in the Illinois Basin in western Kentucky. KY USA has secured a 75% net revenue interest, less a 6% overriding royalty interest owned by NSES, LLC., from K&D Energy in a leasehold in Western Kentucky covering approximately 3,000 acres targeting gas extraction from the New Albany Shale (the “K&D Leasehold”). We have identified approximately 40-50 drilling locations on the K&D Leasehold.  Our net recoverable “proved developed producing reserves1” on the K&D Leasehold as of October 31, 2009, are estimated at 1.825 billion cubic feet of gas (“Bcf”)2, while “proved undeveloped primary reserves3” are estimated at 23.725 Bcf, for a total proved developed and undeveloped reserves of 25.550 Bcf.  The K&D Leasehold is directly adjacent to third-party producing wells.

Well Development Status

Following the closing of the Offering (discussed below), we began drilling activities at our initial well locations.  We have continued these drilling efforts using the net proceeds from our Initial Loan and Installment Loans under the Credit Facility (discussed below).

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

We have recently staked out locations for the drilling of a number of additional wells on our K&D Leasehold. We have identified these drilling prospects through recent data analysis and we expect to begin drilling these additional wells during the next few months, as permitting is approved.

We have entered into a contract with an independent drilling company based in western Kentucky for the drilling of an initial 20 wells. This company has committed to drill an additional 20 wells once the first 20 wells have been completed.

The Sale of our Natural Gas

On October 19, 20094, we entered into a base contract for the purchase and sale of natural gas (the “Base Contract”) with Seminole Energy Services, L.L.C. (“Seminole”), one of the largest natural gas distributors in the Oklahoma, Kansas and Texas panhandle region.  Pursuant to the terms of the Base Contract, Seminole has agreed to purchase from us up to a maximum of 2,500 mBTU’S (million British thermal units) per day out of the production of gas from our wells on our leasehold properties located in the western Kentucky region.

1   According to Securities and Exchange Commission (“SEC”) definitions, “proved developed reserves” are those that are expected to be recovered from existing wells with existing equipment and operating methods.
2   As determined by Robinson Engineering & Oil Co., Inc., an independent petroleum engineering firm in a report to us dated  January 26, 2010.
3   According to SEC definitions, “proved undeveloped reserves” are those that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.
4   As more fully discussed in our Form 8-K filed with the SEC on October 23, 2009.

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

Seminole will pay us the Gas Daily Texas Zone SL daily midpoint spot price for the gas that it purchases from us.  We and Seminole have agreed to net any payments due us under the Base Contract against fees due Seminole under that certain Gas Gathering & Treatment Agreement between the Company and Seminole (and its related parties) dated August 6, 20095.

On October 27, 2009, we began the production and delivery of natural gas to Seminole’s treatment facilities, with actual sales beginning in November 2009.

The sale of our gas to Seminole since our tie-in to the Seminole gathering and processing facility has been minimal, however, and the flow of our gas into the Seminole facility has been intermittent, due to a bottleneck at the Seminole facility created as a result of the increased gas volume flowing from our wells into the facility. Because of the potential increased sales volume expected from our wells, Seminole has been adding new equipment to its facilities to increase efficiencies and improve Seminole’s ability to accept our natural gas into its facility. During the final wrap-up stages of completing the facility upgrade, we are working with Seminole to balance the system and maximize our production and delivery of our gas to the facility. We expect to increase the rate of its production and delivery of our gas during the current fiscal quarter following completion of the facility upgrade.

Thomasson Farm-Out and 7921 Energy Joint Venture

On August 24, 2009, KY USA entered into a farm-out agreement with Thomasson Petroleum Enterprises, Inc. (“TPE”) to acquire from TPE certain drilling rights on farm-out acreage in Todd, Muhlenberg and Christian counties in western Kentucky adjacent to the Company’s existing K&D Leasehold.  Under the terms of the agreement with TPE, KY USA acquired the right to drill up to 40 wells on the subject leases to explore for oil and gas in, above and below the New Albany Shale. KY USA must drill ten (10) wells in each year of the agreement to be eligible to drill an additional ten wells in the following year, up to a maximum of 40 wells over four years. TPE will retain a 25% net revenue interest in the wells that KY USA drills into the Albany shale on the TPE acreage and an 18.75% net revenue interest in any oil “twin wells” drilled above the top of the Albany shale.

5  As more fully discussed in our Form 8-K filed with the SEC on August 17, 2009.

KY USA recently entered into a joint venture (“JV”) agreement with 7921 Energy LLC (“7921”) to develop natural gas and oil prospects in, above and below the New Albany Shale formation on the TPE acreage. The wells to be drilled under the JV agreement will utilize the Company’s field gathering system that is currently connected to the Olive Grove Treatment Facility.  Under the terms of the JV agreement, 7921 will have the right to participate with KY USA in drilling and developing up to 40 wells on the newly acquired TPE farm-out acreage. Phase 1 under this JV agreement will consist of drilling and completing ten (10) wells. Under the terms of the JV, 7921 will earn a 50% working interest in each of the first ten wells, which translates to a 37.5% net revenue interest (assuming each well is funded by 7921 and drilled to completion), in exchange for providing KY USA with $1,675,000 in working capital to drill and complete the Phase 1 wells. The 50% working interest is reduced by a 6% overriding royalty interest owned by NSES, LLC. 7921 will also retain the option to participate with KY USA in the drilling of the up to 30 additional wells on the TPE acreage. To date the Company has not received the indicated payment, and no transactions are reflected on the Company’s financial statements as a result of this agreement.

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

We have completed drilling the first well on the Hardison acreage, tha Hardison #1, and reached total depth at 2,412 feet. The well has been evaluated and determined to be commercially viable - the Hardison #1 well’s drilling log confirms that there is approximately 155 feet of black shale formation encountered in this well.  We have begun the completion process on the Hardison #1 well and 4 ½” production casing has been run into the well. We have also scheduled perforation and fracing of this well.

If the Hardison #1 well proves to be a producing well, we will have the right to continue to develop this leasehold by drilling a minimum of one well per year until the leasehold is completely developed.  We will receive our assigned rights under the TPE/Hardison Farm-Out Agreement once we have completed the first producing well and have met certain other terms under the farm-out agreement.  Under the assignment, we shall be entitled to a seventy-five percent (75%) net revenue working interest, less a 6% overriding royalty interest in each producing well that we develop on this leasehold.  To drill under this agreement, TPE is requiring that we remain in compliance with the terms and conditions of the TPE Farm-Out Agreement.

Results of Operations for the Three Month Periods Ended January 31, 2010 and 2009

We are still in our exploration stage and have generated minimal revenue to date.

We generated $32,360 in revenues for the three month period ended January 31, 2010 compared to no revenues for the three month period ended January 31, 2009.  This change was the result of our beginning to sell our initial well production to Seminole under the Base Contract.

All productive and non-productive costs incurred in connection with the acquisitions of, exploration for and development of our gas reserves are capitalized using the full cost method of accounting.  These costs include lease acquisitions, geological and geophysical work, and the costs of drilling, completing and equipping our gas wells.  For the three month periods ended January 31, 2010 and 2009, we incurred such capitalized costs of $405,542 and $71,550, respectively.  The increase from 2009 to 2010 was the result of loan fees capitalized related to additional borrowing used to facilitate additional drilling. We incurred currently expensed production costs and taxes related to our well production in the three month period ended January 31, 2010 of $29,836 compared to no costs in this category for the three month period ended January 31, 2009, as a result of our having begun the initial sales of our gas to Seminole in the three month period ended January 31, 2010.

We incurred general and administrative expenses of $37,001 and $42,622 for the three month periods ended January 31, 2010 and 2009, respectively. These expenses consisted of costs incurred in connection with the start-up and day to day operation of our business.

Amortization of loan fees for the three month periods ended January 31, 2010 and January 31, 2009 totaled $91,099 in each such period.  These costs are related to the Note and the Loan (discussed below).

Legal and professional expenses increased to $76,203 for the three month period ended January 31, 2010 from $36,907 for the three month period ended January 31, 2009. The increase in these expenses primarily resulted from the costs relating to increased activity in legal fees associated with contracts being drawn up.

Our interest expense for the three month periods ended January 31, 2010 and 2009, was $71,550 and $74,137 respectively. This cost is attributable to interest due and paid on the Note and the Loan, as well as non-cash amortization of the note discount. During the three month period ended January 31, 2010, we recognized a net gain on a derivative liability relating to the Note in the amount of $245,285, due to a revaluation of the derivative liability to market at January 31, 2010.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of January 31, 2010 was $477,487.

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

On June 27, 2008, KY USA, entered into a credit agreement (the “Credit Agreement”) with NSES 12, LLC (the “Lender”), a funding vehicle of New Stream Capital, pursuant to which KY USA may borrow up to $10,000,000 in the aggregate, under certain conditions (the “Loan”). Under the Loan, KY USA initially borrowed $2,500,000 (the “Initial Loan”), and may borrow up to an additional aggregate amount of $7,500,000 in installments of a minimum of $2,500,000 (or such lesser amounts as the Lender may approve) each (each, an “Installment Loan”), solely at the discretion of the Lender.  The proceeds of the Initial Loan, net after expenses of the transaction, including a $200,000 credit facility fee paid to the Lender and a $200,000 consulting fee paid to one consultant at closing, were used by KY USA for ongoing working capital purposes, including the costs and expenses relating to the drilling of our initial wells in the New Albany shale on the K&D Leasehold.  The term note evidencing the Loan was issued pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act. No sales commissions were paid in connection with the Initial Loan.

On February 12, 2009, we received the first Installment Loan in an amount of $2.5 million, on August 14, 2009, we received a second Installment Loan of $600,000 and on December 11, 2009, we received an additional Installment Loan of $1.2 million.  To date, we have received $6,850,000 under the Credit Facility.

The Credit Agreement requires that KY USA comply with financial covenants relating to, among other things, collateral and current ratio coverage. As of January 31, 2010, KY USA was not in compliance with the 1.0 to 1.0 current ratio requirement of the Credit Agreement.  This breach of the current ratio covenant contained in the Credit Agreement constitutes an event of default under the Credit Agreement. The breach would permit the Lender under the Credit Agreement to declare all amounts borrowed thereunder to be immediately due and payable.  We intend to request from the Lender a waiver of this current ratio covenant, but we cannot assure you that we will be successful in obtaining such waiver.  Additionally, even if we obtain a waiver from the Lender, we may not be able to satisfy these or other covenants in the future or be able to pursue our strategies within the constraints of these covenants.  These circumstances could materially and adversely impair our liquidity and, among other factors, raise substantial doubt regarding our ability to continue as a going concern.

On July 22, 2009, KY USA entered into the JV agreement with 7921 pursuant to which 7921 agreed to provide KY USA with $1,675,000 in working capital for the Phase 1 drilling of the first 10 wells on the TPE acreage.  These funds may not be used for any other purpose and are to be disbursed to KY USA on a well by well basis prior to the drilling of a particular well.  Under terms of the agreement, an initial payment of $50,000 was to be provided to us by September 30, 2009. To date the Company has not received the indicated payment, and no transactions are reflected on the Company’s books as a result of this agreement.

Including the net proceeds from the Offering, the Credit Facility and the 7921 JV agreement, we believe that we have sufficient funds to conduct our operations for approximately the next three to six months, if the notes are not called.

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

Oil and Gas Reserves

The Company’s proved gas reserves as of October 31, 2009 were developed from information provided by Glenn Robinson – Robinson Engineering. Projecting the effects of commodity prices on production, and timing of development expenditures includes many factors beyond the Company’s control. The future estimates of net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices, and costs that may prove to be incorrect over time. Any significant variance from assumptions could result in the actual future net cash flows being materially different from the estimates.

Derivative Instruments

We value derivative instruments in accordance with the interpretative guidance of ASC Topic 815 and associated pronouncements related to the classification and measurement of warrants and instruments with embedded conversion features. We make certain assumptions and estimates to value our derivative liabilities. Factors affecting these liabilities and values include changes in the stock price and other assumptions.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Farm-Out Agreement by and between Thomasson Petroleum Enterprises, Inc. and KY USA Energy, Inc. dated January 21, 2010 (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)
Filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2010 as an exhibit to the Registrant’s Annual Report (SEC File No. 333-141480) on Form 10-K, which exhibit is incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2010	Kentucky USA Energy, Inc.

	By:	/s/Steven D. Eversole
Name: Steven D. Eversole
Title: Principal Executive Officer

	By:	/s/ Charles M. Stivers
Name: Charles M. Stivers Title: Principal Financial Officer