Form 10-K/A
period 2009-10-31
Kentucky USA Energy, Inc.
filed 2010-05-03
CIK 1393614

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

EXPLANATORY NOTE

On February 16, 2010, Kentucky USA Energy, Inc. (“Kentucky USA,” the “Company,” “we,” “our” or “us”) filed its Annual Report on Form 10-K for the year ended October 31, 2009 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”).  This Amendment No. 1 (this “Amendment”) on Form-10-K/A, amends and restates Part I, Item 1 (Business”), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplemental Data).

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

Other than as described above, no changes have been made to any Items included in the Original Filing and this Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

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

Our Natural Shale Gas Business

We are a exploration stage, independent energy company organized to exploit and develop the plentiful gas resources of the Illinois Basin’s New Albany Shale.  We have acquired a 75% net revenue interest in a leasehold of approximately 3,000 acres in the Illinois Basin in western Kentucky, which permits us to extract and sell natural gas from the New Albany Shale formation in that location.  As part of an agreement on a $10,000,000 credit facility to develop this leasehold (discussed below), we have pledged a 6% overriding royalty interest to NSES 12, LLC.  As a result, our working interest in this leasehold has been reduced to a net 69% working interest.

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

Thomasson Farm-Out and 7921 Energy Joint Venture

On August 24, 2009, KY USA entered into a farm-out agreement (the TPE Farm-Out Agreement”) with Thomasson Petroleum Enterprises, Inc. (“TPE”) to acquire from TPE certain drilling rights on farm-out acreage in Todd, Muhlenberg and Christian counties in western Kentucky adjacent to our existing K&D Leasehold. Under the terms of the TPE Farm-Out Agreement, KY USA acquired the right to drill up to 40 wells on the subject leases to explore for oil and gas in, above and below the New Albany Shale. KY USA must drill ten (10) wells in each year of the agreement to be eligible to drill an additional ten wells in the following year, up to a maximum of 40 wells over four years. TPE will retain a 25% net revenue interest in the wells that KY USA drills into the New Albany shale on the TPE acreage and an 18.75% net revenue interest in any oil “twin wells” drilled above the top of the Albany shale.

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

Proved Reserves

Our net recoverable “proved developed producing reserves2” as of October 31, 2009, as determined by Robinson Engineering & Oil Company, Inc., an independent petroleum engineering firm (“Robinson Engineering”), in a report to us dated January 26, 2010, are estimated at 1.825 billion cubic feet of gas (“Bcf”), while “proved undeveloped primary reserves3” are estimated at 23.725 Bcf, for a total proved developed and un-developed reserves of 25.550 Bcf.  These January 26, 2010 estimates are the same as reported to us by Robinson Engineering on February 26, 2009, but reflect a decrease of 1.107 Bcf from estimates as of October 31, 2007.  As calculated by Robinson Engineering in its reserves report, the estimated net present value of our total proved reserves as of October 31, 2009 (reflecting our 69%4 net revenue interest) over a 20 year production period totaled $20,153,808, discounted at 10% per year.  These calculations assume, among other things, a price of $5.04 per thousand cubic feet of gas (“Mcf”), the NYMEX (New York Mercantile Exchange) market price as of October 31, 2009, a Kentucky State severance tax of 5% and 70 producing wells on the K&D Leasehold.  These standardized estimates are not intended to represent the current market value of our estimated natural gas reserves.  For additional information regarding our reserves, please see Note 13 to our consolidated financial statements as of and for the fiscal year ended October 31, 2009.

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

8.  As more fully discussed in our Form 8-K filed with the SEC on October 23, 2009

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

(3)	there is substantial exploration potential; and

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

PART II

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

All productive and non-productive costs incurred in connection with the acquisitions of, exploration for and development of our gas reserves are capitalized using the full cost method of accounting.  These costs include lease acquisitions, geological and geophysical work, and the costs of drilling, completing and equipping our gas wells.  For the year ended October 31, 2009, we incurred such total capitalized costs of $3,999,725, compared to $3,051,737 for the year ended October 31, 2008.

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

We incurred legal and accounting expenses of $192,141 for the year ended October 31, 2009, compared to $676,217 for the year ended October 31, 2008. These expenses consisted of costs incurred in connection with our recent financing activities and SEC filing requirements.  Also included in this number for the year ended October 31, 2009 is $894,930 in expenses reflecting the dollar value of shares of our Common Stock issued to consultants.

Our interest expense for the year ended October 31, 2009, was $159,544, compared to $7,094,735 for the year ended October 31, 2008.  This cost is attributable to interest due and paid on the Note and on the Loan. During the year ended October 31, 2009, we recognized a net gain on a derivative liability relating to the Note in the amount of $558,206 compared to $4,596,769 for the year ended October 31, 2008, due to a partial settlement and revaluation of the derivative liability to market at October 31, 2009 and 2008, respectively.

Our net operating loss from inception through October 31, 2009 was $4,922,556.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of October 31, 2009 was $59,105.

As a result of the Merger which closed on May 2, 2008 and our work program begun at that time, we expect significant expenditures during the next 12 months.  Pursuant to the terms of the K&D Assignments, KY USA is required to drill 12 wells per year within the K&D Properties at an estimated cost of between $165,000 to $225,000 per well, for a maximum total of approximately $2.7 million for the year.  Additionally, we are required to drill 10 wells in the first year under the TPE farm-out agreement.  Since June 27, 2008, we have been using the proceeds of the Note Offering and Initial Loan to finance our drilling efforts on our initial wells.  In addition to the $2,500,000 Initial Loan, we have received additional Installment Loans under the Credit Facility on February 12, 2009, August 14, 2009 and December 11, 2009 totaling in the aggregate an additional $4,300,000.  We plan to use the balance of these funds to bring our presently drilled wells online and to begin our program to drill an additional 10 to 12 wells on our K&D Leasehold.  With respect to the drilling requirements under the TPE farm-out agreement, we have entered into a JV agreement with 7921 under which 7921 will provide working capital to be used to drill the TPE leasehold wells.  There can be no assurance, however, that we will receive any additional Installment Loans or that if we do receive them, they will be for the remaining maximum amount available under the Credit Facility, $3,150,000.  Also, we cannot be sure that our JV with 7921 will proceed and that 7921 will provide the funds they have agreed to contribute.  If we do not receive any subsequent Installment Loans under the Credit Facility or 7921 does not provide its promised funds, we will be required to enter the capital markets to raise working capital.  If we are unable to obtain the financing necessary to support our current and planned operations or we do not drill the required K&D Leasehold or TPE leasehold wells, we will lose all or part of our rights to the K&D Leasehold and the TPE leasehold, respectively. The loss of the K&D Leasehold or the TPE would have a substantial material adverse impact on our business and we might not be able to continue as a going concern. We currently have no commitments for any additional capital.

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

The Credit Agreement requires that we comply with financial covenants relating to, among other things, collateral and current ratio coverage. As of October 31, 2008, we were not in compliance with the 1.0 to 1.0 current ratio requirement of the Credit Agreement.  This breach of the current ratio covenant contained in the Credit Agreement constitutes an event of default under the Credit Agreement. The breach would permit the Lender under the Credit Agreement to declare all amounts borrowed thereunder to be immediately due and payable.  Although the Lender has informed us that it will not take any actions against us with respect to this breach, we may request from the Lender a waiver of this current ratio covenant.  If we do request such a written waiver, we cannot assure you that we will be successful in obtaining it.  Additionally, even if we obtain a written waiver from the Lender, we may not be able to satisfy these or other covenants in the future or be able to pursue our strategies within the constraints of these covenants.  These circumstances could materially and adversely impair our liquidity and, among other factors, raise substantial doubt regarding our ability to continue as a going concern.

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

In May 2009, FASB issued ASC 855, Subsequent Events which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on our company’s consolidated financial statements. The Company has a evaluated subsequent events through the date of the issuance of the financials. An additional borrowing of $1.2M on the NSES credit facility occurred after the balance sheet date and before the date of issuance.

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

KENTUCKY USA ENERGY, INC.

Dated: May 1, 2010	By:	/s/ Steven D. Eversole
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

Rodefer Moss & Co, PLLC

Knoxville, Tennessee
February 16, 2010

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	October 31, 2009	October 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$59,105	$899,037
Prepaid expenses	37,006	15,613

Total current assets	96,111	914,650

Other Assets
Loan fees, net of accumulated amortization of $509,511 and $145,115	640,694	1,005,090
Investment in natural gas properties, using full cost method	7,708,811	3,796,351

Total other assets	8,349,505	4,801,441

Other property and equipment, net of accumulated depreciation
of $42,258 and $7,830	450,650	306,366

Total assets	$8,896,266	$6,022,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$343,890	$188,225
Accrued interest	522,303	81,928
Accrued liabilities	7,763	-
Stock liability	149,125	188,600
Derivative liability	1,015,971	1,723,453
Notes payable, due within one year	6,300,000	3,150,000
Capital lease obligations, due within one year	94,847	83,268

Total current liabilities	8,433,899	5,415,474

Long-term Debt
Convertible debt, net of discounts of $1,527,780 and $2,152,778	972,220	347,222
Capital lease obligations, less amounts due within one year	110,083	202,169

Total long-term debt	1,082,303	549,391

Total liabilities	9,516,202	5,964,865

Stockholders' Equity (Deficit)
Preferred stock (20,000,000 shares authorized, none issued)
Common stock, ($0.0001 par value; 300,000,000 shares authorized;
36,927,092 and 36,194,592 shares issued and outstanding)	3,692	3,619
Additional paid-in capital	4,298,928	3,427,498
Deficit accumulated during exploration stage	(4,922,556)	(3,373,525)

Total stockholders' equity (deficit)	(619,936)	57,592

Total liabilities and stockholders' equity	$8,896,266	$6,022,457

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)

Consolidated Statements of Operations

			From Inception,
	Year Ended	Year Ended	October 5, 2007, through
	October 31, 2009	October 31, 2008	October 31, 2009

General and Administrative Expenses
Amortization of loan fees	$364,396	$145,115	$509,511
General and administrative	195,715	46,527	242,242
Compensation expense (including $895,728 of share-based compensation)	1,195,441	-	1,195,441
Legal and accounting	192,141	676,217	870,358

Loss from operations	(1,947,693)	(867,859)	(2,817,552)

Other Income (expense)
Changes in fair value of derivative liability	558,206	4,596,769	5,154,975
Interest expense	(159,544)	(7,094,735)	(7,259,979)

Loss before income taxes	(1,549,031)	(3,365,825)	(4,922,556)

Income taxes	-	-	-

Net loss	$(1,549,031)	$(3,365,825)	$(4,922,556)

Net income per share
Basic and diluted:
Operations	$(0.04)	$(0.12)	$(0.13)
Total	$(0.04)	$(0.12)	$(0.13)

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

KENTUCKY USA ENERGY, INC.
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows

			From Inception
	Year Ended	Year Ended	October 5, 2007 through
	October 31, 2009	October 31, 2008	October 31, 2009

Net loss	$(1,549,031)	$(3,365,825)	$(4,922,556)
Adjustments to reconcile net loss to net cash
flows from operating activities
Gains on market valuation of derivative liabilities	(558,206)	(4,596,769)	(5,154,975)
Derivative valuation adjustments charged to expense	421,883	6,851,947	7,273,830
Amortization of loan fees	364,396	145,115	509,511
Depreciation	34,428	7,830	42,258
Common stock issued for services	871,503	-	873,503

(Increase) in assets and increase in liabilities
Prepaid expenses	(21,391)	34,425	13,034
Accounts payable and accrued liabilities	163,428	188,225	351,653
Stock liability	(39,475)	188,600	149,125
Accrued interest	440,375	76,229	522,304
Total adjustments to reconcile net loss to net cash from operating activities	1,676,941	2,895,602	4,580,243

Net cash flows from operating activities	127,910	(470,223)	(342,313)

Cash flows from investing activities
Purchase of other property and equipment	(178,712)	(314,195)	(492,907)
Retainers paid to legal counsel	-	-	(50,040)
Investment in oil & gas properties	(3,858,622)	(1,332,009)	(6,910,359)

Total cash flows from investing activities	(4,037,334)	(1,646,204)	(7,453,306)

Cash flows from financing activities
Proceeds from borrowings	3,150,000	5,100,000	10,050,000
Proceeds from borrowings under capital leases	-	307,394	307,394
Loan fees incurred from borrowings	-	(1,150,205)	(1,150,205)
Repayments of long-term debt	-	(1,250,000)	(1,250,000)
Payments on capital lease obligations	(80,508)	(21,957)	(102,465)

Total cash flows from financing activities	3,069,492	2,985,232	7,854,724

Net change in cash	(839,932)	868,805	59,105

Cash and cash equivalents, beginning of period	899,037	30,232	-

Cash and cash equivalents, end of period	$59,105	$899,037	$59,105

Supplemental Disclosures of Cash Flow information
Cash paid for interest	$369,167	$181,812	$550,979

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

KENTUCKY USA ENERGY
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

KENTUCKY USA ENERGY
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

Natural Gas Properties
The Company follows the full cost method of accounting for gas property acquisition, exploration and development activities.  Under this method, all productive and non-productive costs incurred in connection with the acquisitions of, exploration for, and development of gas reserves for each cost center is capitalized.  Capitalized costs include lease acquisitions, geological and geophysical work, and the costs of drilling, completing and equipping gas wells.  Costs, however, associated with production and general corporate activities are expensed in the period incurred.  Interest costs related to proved properties and properties under development are also capitalized to gas properties.  Gains or losses are recognized only upon sales or dispositions of significant amounts of gas reserves representing an entire cost center.  Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.  The capitalized gas property, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, is generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount  factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties that are excluded from the costs being amortized.

KENTUCKY USA ENERGY
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

KENTUCKY USA ENERGY
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 4 – Other Property and Equipment

Other property and equipment consisted of the following:

	Depreciable Life	October 31, 2009	October 31, 2008

Machinery and Equipment	10-20 yrs	$492,908	$314,196
Total		492,908	314,196
Less accumulated depreciation		(42,258)	(7,830)
Other property and Equipment - net		$450,650	$306,366

The Company uses the straight-line method of depreciation ranging from ten to twenty years, depending on the estimated asset life.

Note 5 – Notes Payable and Convertible Debt

The Company had the following debt obligations:
	October 31, 2009	October 31, 2008
Non-interest bearing note payable to K & D Energy, secured by a Second mortgage on oil and gas leases, and repayable on or before August 5, 2008. This note is past due as at October 31, 2008 and as a result is currently bearing interest at 9%.	$650,000	$650,000

Note payable to Tillerman Securities. Secured by oil and gas properties, bearing interest at 8%, interest due quarterly. See Note 9.	2,500,000	2,500,000

NSES 12, LLC-New Stream Capital 12% note with interest payable monthly starting October 1, 2008, 85% of adjusted cash flow starting October 1, 2008 Interest & Principal paid full in 3 years	5,650,000	2,500,000

	$8,800,000	$5,650,000

KENTUCKY USA ENERGY
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

The balance owed to NSES represents drawdowns on a potential $10 million credit facility with which the Company plans to execute its drilling program. Management believes the liquidity provided by this arrangement will be sufficient for its cash needs in its fiscal year ending October 31, 2010. For a further discussion of this arrangement, see Note 9.

The Company’s investment in natural gas properties reflects capitalized interest of $1,997,416 and $744,614 related to its debt obligations for October 31, 2009 and 2008, respectively.

Note 6 – Capital Lease

On August 4, 2008, KY entered into a capital lease with The Magdovitz Family Trust.  The lease is for drilling equipment with a total lease price of $307,394. The terms of the lease require the Company to make forty-two monthly installments, beginning on August 4, 2008.  At the conclusion of the lease, the Company will have available a bargain purchase option for the equipment which at October 31, 2009 has a carrying value of $204,910.

KENTUCKY USA ENERGY
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Year ending October 31:
2010	$94,827
2011	94,827
2012	15,256

Total gross minimum lease payments	204,910
Less current installments of obligations	94,827

Long-term capital lease due	$110,083

Note 7 – Provision for Income Taxes

The Company provides deferred income tax assets and liabilities using the liability method for temporary differences between book and taxable income.

The provisions for income taxes for the years ended October 31, 2009 and 2008 are comprised as follows:

	2009	2008

Currently payable	$-	$-
Deferred federal tax benefit (expense)	337,000	147,000
Deferred state tax benefit (expense)	42,000	29,000
Valuation adjustment	(379,000)	(176,000)

	$-	$-

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

KENTUCKY USA ENERGY
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

KENTUCKY USA ENERGY
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

In May 2009, FASB issued ASC 855, Subsequent Events which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is no new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on our company’s consolidated financial statements. The Company has evaluated subsequent events through the date of the issuance of the financials. An additional borrowing of $1.2M on the NSES credit facility occurred after the balance sheet date and before the date of issuance. On February 24, 2010, Accounting Standards Update (“ASU”) 2010-09, amended ASC 855. While an SEC filer is still required by GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated.

KENTUCKY USA ENERGY
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

In April 2008, the FASB issued EITF 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entities Own Stock, which was primarily codified into Topic 815. Topic 815 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133, EITF 07-5 was effective for financial statements issued for fiscal years beginning after December 15, 2008. Management has adopted this standard and does not believe the implementation of this standard will have a significant impact on the financial statements of the Company.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, - an amendment of FASB No. 133 which was primarily codified into Topic 815. Topic 815 requires additional disclosures about the objectives for using derivative instruments and hedging activities, method of accounting for such instruments under Topic 815 and it’s related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses. Management has adopted this standard. See Note 10.

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

KENTUCKY USA ENERGY
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 10 – Derivative Liabilities, Beneficial Conversion Feature, Convertible Debt, and Warrants

As of October 31, 2009 and October 31, 2008, the Company recognized derivative liabilities of $1,015,971 and $1,723.453 respectively, and a convertible debt liability, net of discounts of $1,527,780 and $2,152,778, of $972,220 and $347,222, respectively,  pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), primarily codified into Topic 815, relating to a beneficial conversion feature embedded in the Company’s debt instrument entered into on May 29, 2008.  The related debt is a convertible 8% senior secured 36 month note dated May 29, 2008 with Institutional Investor.  Interest only is payable quarterly.  Principal repayments due in 24 equal payments beginning with the 1st year anniversary.  This note is convertible into 2,500,000 shares.  The conversion feature allows for the conversion of the underlying debt into shares of the Company’s common Stock at a price of $1.50 per share when the market price of the Company’s stock was $2.80 per share.  The existence of this discount is called a “beneficial conversion feature.” The purpose of issuing the convertible debt was to raise capital to fund drilling and exploration.

EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), primarily codified into Topic 815, specifies characteristics that financial instruments to be settled in a Company’s own stock must satisfy in order to be accounted for as equity rather than debt under SFAS 133.  Among other provisions, under the EITF, instruments must be categorized as debt if, under terms of the instrument, the Company might be required to issue a variable number of shares in satisfaction of the conversion feature.  Provisions of the May 29, 2008 instrument allows net settlement of the instrument upon exercise, resulting in the potential settlement with a variable number of shares, and the settlement is based upon the fixed cash value of the debt, known at issuance.

In connection with the Company’s warrants as discussed in Note 5, the Company incurred initial derivative liabilities totaling $6,300,037 in May 2008.  To the extent of proceeds received these liabilities were recorded as a debt discount with any excess expensed upon issuance.  Upon early settlement of a loan, any remaining discount is written off.  As of October 31, 2009 and October 31, 2008, the unamortized balance of loan fees amounted to $640,694 and $1,005,090.

KENTUCKY USA ENERGY
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 11 Fair Value Measurements

SFAS No. 157, Fair Value Measurements and Disclosures, primarily codified under Topic 820, established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of October 31, 2009, we held certain derivative asset and liability positions that lack level 1 and 2 inputs and are thus required to be measured at fair value on a Level 3 basis.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2008 and 2009: expected volatility of 60% and 158% respectively, a risk-free interest rate of 4.00% for both 2008 and 2009; and an expected option life remaining from 2.5 to 5 years for both 2008 and 2009.

Note 12 Stockholders’ Equity

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

The Company has 2,700,000 warrants outstanding at October 31, 2009 and October 31, 2008. The following table summarizes the changes in the company’s outstanding stock based compensation available through warrants for the year ended October 31, 2009 and October 31, 2008:

	Number of Stock	Weighted
	Options Available	Average
	Through Warrants	Exercise Price
Outstanding at beginning of period	-	-

Granted	4,700,000	1.27
Exercised	2,000,000	1.00
Cancelled/forfeited	-	-
Outstanding at October 31, 2009 and 2008	2,700,000	1.46
Options Exercisable at October 31, 2009 and 2008	2,700,000	1.46

The following table summarizes the information respecting stock options available through warrants outstanding and exercisable at October 31, 2009 and October 31, 2008:

KENTUCKY USA ENERGY
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

Note 13 – Subsequent Events

On December 17, 2009, the Company borrowed an additional $1.2 million on the $10M NSES Credit Facility which brings the total amount borrowed to $6.85 million with a remaining $3.15 million available on the credit facility.

Note 14 – Contingency

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

KENTUCKY USA ENERGY
(Formerly Las Rocas Mining Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 15 – Supplemental Natural Gas Information (Unaudited)

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

KENTUCKY USA ENERGY
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

KENTUCKY USA ENERGY
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

Standardized Measure of Discounted Future Net Cash Flows

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes, and future development and abandonment costs (less salvage value) necessary to produce such reserves.  The average price used at October 31, 2009 and October 31, 2008 was $5.04 and $6.78 per MCF of gas.  No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

KENTUCKY USA ENERGY
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