Form 10-Q
period 2010-04-30
Kentucky USA Energy, Inc.
filed 2010-06-21
CIK 1393614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:   000-53728

KENTUCKY USA ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5750488
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)
321 Somerset Road, Suite 1
London, KY 40741
(Address of principal executive offices)

(606) 878-5987
(Registrant’s telephone number)

N/A
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

There were 36,927,092 shares of the issuer’s common stock outstanding as of June 21, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENTUCKY USA ENERGY, INC.

Condensed Consolidated Balance Sheets
	April 30, 2010
	Unaudited	October 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$109,212	$59,105
Accounts receivable	12,232	-
Prepaid expenses	10,282	37,006

Total Current Assets	131,726	96,111

Other Assets
Loan fees, net of accumulated amortization of $691,709 and $509,511	458,496	640,694
Investment in natural gas properties, using full cost method, net of depletion of $5,600 and $0	8,712,295	7,708,811

Total Other Assets	9,170,791	8,349,505

Other property and equipment, net of accumulated depreciation of $64,142 and $42,258	453,990	450,650

Total Assets	$9,756,507	$8,896,266

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$164,912	$343,890
Accrued interest	707,310	522,303
Accrued liabilities	9,308	7,763
Stock liability	164,275	149,125
Derivative liability - warrants	95,499	1,015,971
Notes payable	7,500,000	6,300,000
Capital lease obligations	94,847	94,847

Total Current Liabilities	8,736,151	8,433,899

Long-term Debt
Convertible debt, net of discounts of $1,111,113 and $1,527,780	1,388,887	972,220
Capital lease obligations	66,169	110,083

Total Long-term Debt	1,455,056	1,082,303

Total Liabilities	10,191,207	9,516,202

Stockholders' Equity (Deficit)
Preferred stock (20,000,000 shares authorized, none issued)
Common stock, ($0.0001 par value; 300,000,000 shares authorized; 36,927,092 and 36,927,092 shares issued and outstanding)	3,692	3,692
Additional paid-in capital	4,298,928	4,298,928
Accumulated (Deficit)	(4,737,320)	(4,922,556)

Total Stockholders' (Deficit)	(434,700)	(619,936)

Total Liabilities and Stockholders' Equity (Deficit)	$9,756,507	$8,896,266

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$61,278	$-	$93,638	$-

General and Administrative Expenses
Production costs and taxes	44,829		74,665
Depreciation and depletion	13,761		27,484
Amortization of loan fees	91,099	91,099	182,198	182,198
General and administrative	26,413	23,704	52,491	66,327
Compensation expense (including $19,250, $226,500, $40,991 and $457,000 of share-based compensation)	105,200	322,500	212,259	670,198
Legal and accounting	58,009	63,855	134,032	100,762
Total costs and expenses	339,311	501,158	683,129	1,019,485

(Loss) from operations	(278,033)	(501,158)	(589,491)	(1,019,485)

Other Income (expense)
Changes in fair value of derivative liability	675,187	327,427	920,472	261,143
Interest expense	(74,194)	(205,169)	(145,745)	(279,305)

Net income (loss) before income taxes	322,960	(378,900)	185,236	(1,037,647)

Income taxes	-	-	-	-

Net income (loss)	$322,960	$(378,900)	$185,236	$(1,037,647)

Net income (loss) per share
Basic and diluted	$0.01	$(0.01)	$-	$(0.03)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the period ended April 30, 2010

					Total
	Common		Additional		Stockholders’
	Stock	Common	Paid -in	Accumulated	Equity
	Shares	Stock	Capital	Deficit	(Deficit)

Balance at October 31, 2009	36,927,092	$3,692	$4,298,928	$(4,922,556)	$(619,936)

Net income for the period	-	-	-	185,236	185,236

Balance at April 30, 2010	36,927,092	$3,692	$4,298,928	$(4,737,320)	$(434,700)

The accompanying notes are an integral part of these financial statements.

KENTUCKY USA ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	April 30, 2010	April 30, 2009
	Unaudited	Unaudited

Net income (loss)	$185,236	$(1,037,647)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Gains on market valuation of derivative liabilities	(920,472)	(261,143)
Discount on convertible debt	416,667	416,667
Amortization of loan fees	182,198	182,198
Depreciation	21,884	16,432
Accounts receivable	(12,232)
Depletion	5,600	-

(Increase) decrease in assets and increase (decrease) in liabilities
Prepaid expenses	26,725	10,115
Accounts payable and accrued liabilities	(177,433)	121,065
Stock liability	15,150	457,000
Accrued interest	185,007	-
Total adjustments to reconcile net income (loss) to net cash flows from operating activities	(256,906)	942,334

Net cash flows from operating activities	(71,670)	(95,313)

Cash flows from investing activities
Purchase of other property and equipment	(25,225)	(80,621)
Investment in oil & gas properties	(1,009,084)	(2,400,709)

Net cash flows from investing activities	(1,034,309)	(2,481,330)
Cash flows from financing activities
Proceeds from borrowings	1,200,000	2,500,000
Payments of capital lease obligation	(43,914)	(43,913)

Total cash flows from financing activities	1,156,086	2,456,087

Net (decrease) increase in cash	50,107	(120,556)

Cash and cash equivalents, beginning of period	59,105	899,037

Cash and cash equivalents, end of period	$109,212	$778,481
Supplemental Disclosures of Cash Flow information
Cash paid for interest	$137,566	$215,833

The accompanying notes are an integral part of these financial statements.

Kentucky USA Energy, Inc.
Notes to Condensed Financial Statements
(Unaudited)

 (1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kentucky USA Energy, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for fair presentation have been included.  Operating results for the three and six months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ended October 31, 2010.

The Company has incurred substantial losses, which have strained its financial resources. At April 30, 2010, the Company’s liabilities exceed its assets.  The Company is currently in default on the senior credit facility with NSES, LLC (“NSES”) and the NSES loan may be called. Additionally, the Company is behind schedule on drilling as specified in the K & D farm-out, and currently does not have the funds to complete these drillings over the expected life of the K & D Assignments. Additional funds will be required to do so. In the event the Company cannot raise the necessary funds or does not drill the required 12 wells per year, the Company might lose the rights to the K & D Properties. Thus, if the Company is unable to raise sufficient additional capital through debt and equity offerings or K & D successfully forecloses under the terms of the farm-out, liquidity problems will cause the Company to curtail operations, liquidate or sell assets or entities, or pursue other actions that could adversely affect future operations. These factors have raised doubt about the Company’s ability to continue as a going concern. For these reasons our auditors state in their report on our audited financial statements for the year ended October 31, 2009 that they have a substantial doubt we will be able to continue as a going concern.

To mitigate the effects of the above problems, management plans to work with NSES on its technical default and is looking at options for raising additional capital. The Company entered into additional agreements with a K&D principal in April, 2010, and Management continues to work with K&D’s principals, and the principals have continued to assist the Company in implementing its plans.

Certain amounts in prior periods have been reclassified to conform to the report classifications of the quarter ended April 30, 2010 with no effect on previously reported net income or stockholders’ equity.

(2)  Earnings per Share

In accordance with of Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, basic income per share is based on 36,927,092 weighted average shares outstanding for the quarter ended April 30, 2010.  Diluted earnings per common share are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Because the Company had incurred losses from inception, for 2009 periods presented all potentially dilutive securities were anti-dilutive. For the three and six months ended April 30, 2010, the potential effects of the issuance of warrants and conversion of debt were anti-dilutive.

(3)  Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update requires more robust disclosures about valuation techniques and inputs to fair value measurements. The update is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted the update. There was  no material effect on the Company’s consolidated financial statements.

Kentucky USA Energy, Inc.
Notes to Condensed Financial Statements
(Unaudited)

 (3)  Recent Accounting Pronouncements (continued)

Effective July 1, 2009, the Company adopted the FASB ASC 105-10, Generally Accepted Accounting Principles – Overall which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification. The Company adopted the policy effective September 30, 2009. There was no material effect on the presentation of the Company’s consolidated financial statements as a result of the adoption of ASC 105.

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which was primarily codified into ASC Topic 855 (“Topic 855”). Topic 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement requires the following: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Topic 855 was updated by FASB ASU 2010-09. This Topic was amended by ASU 2010-09. See above for further discussion of the Company’s treatment.

In February, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events, discussed above. The amendment was made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file with or furnish its financial statements to the SEC. Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers. While an SEC filer is still required by U.S. GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The Company adopted the change and does not believe the changes have a material impact on our results of operations or financial position.

Kentucky USA Energy, Inc.
Notes to Condensed Financial Statements
(Unaudited)

(3)  Recent Accounting Pronouncements (continued)

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements.  In January 2010, the FASB released ASU 2010-03, Extractive Activities — Oil and Gas (“Topic 932”): Oil and Gas Reserve Estimation and Disclosures aligning U.S. GAAP standards with the SECs new rules. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include: (a) changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, (b) the ability to include nontraditional resources in reserves, (c) the use of new technology for determining reserves, and (d) permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. The ASC is effective for annual periods ending on or after December 31, 2009. The Company does not believe the changes to Topic 932 resulted in a material impact on our results of operations or financial position.  In April 2010, the FASB issued ASU 2010-14, Accounting for Extractive Activities-Oil & Gas: Amendments to Paragraph 932-10-S99-1. This ASU amends terminology as defined in Topic 932-10-S99-1.

(4)  Natural Gas Properties

The following table sets forth information concerning costs related to the Company’s natural gas property acquisitions, exploration and development activities:

	April 30, 2010	October 31, 2009
Property acquisitions:
Development cost	$6,992,567	$5,989,083
Leasehold acquisitions	1,719,728	1,719,728
Total	$8,712,295	$7,708,811

 Interest of $420,434 and $446,906 was capitalized to natural gas properties during the quarters ending April 30, 2010 and April 30, 2009, respectively.

(5)  Credit Facilities

On May 29, 2008 the Company closed a $2,500,000 securities purchase agreement with a private investor. Under the agreement, the Company authorized a senior convertible note which is convertible into the Company’s common Stock, par value $0.0001 per share. The note bears interest based on a 360-day year with the first interest payment due August 29, 2008. As amended, the note is interest only until the first principal payment, which is due May 29, 2011. The note is secured by a lien on substantially all of the Company’s natural gas properties.  The note has no financial covenants and the Company is in compliance with all non-financial covenants.  The Company incurred closing costs of approximately $651,000 which are being amortized over the term of the note.

On June 25, 2008, the Company closed a $10,000,000 senior credit facility with NSES 12, LLC.  Under the facility, the Company may borrow up to $10,000,000.  The Company has borrowed $6,850,000 as of April 30, 2010. The loan under the facility with NSES 12, LLC, bears interest at 12% per year.  Interest only is payable during the term of the loan and the principal balance of the loan is due thirty-six months from closing. The facility is secured by a lien on substantially all of the Company’s natural gas properties.  The facility has affirmative and negative covenants. The Company is not in compliance of loan convenants at April 30, 2010, and accordingly the loan is classified as currently due.  The loan proceeds were used for the development of certain oil and gas properties.  The Company incurred closing costs associated with the loan of approximately $499,000, which are being amortized over the term of the loan.

(6) Derivative Liabilities, Beneficial Conversion Feature, Convertible Debt, and Warrants

In June 2008, the Company entered into financing involving derivative investments.  The derivative features provided credit enhancement and enabled the Company to access funds on terms that would otherwise not have been available.  None of the derivative  instruments held by the Company at October 31, 2009 or April 30, 2010 are designed as hedges.

The Company’s derivative instruments include equity contracts consisting of warrant liabilities that the Company will satisfy by issuing a variable number of shares, and conversion features attaching to the Company’s debt.

Kentucky USA Energy, Inc.
Notes to Condensed Financial Statements
(Unaudited)

(6) Derivative Liabilities, Beneficial Conversion Feature, Convertible Debt, and Warrants (continued)

Balances related to the contracts and included on the balance sheets at April 30, 2010 and October 31, 2009 are as follows:

	April 30, 2010	October 31, 2009

Conversion features	$60,711	$585,182
Warrant liabilities	34,788	430,789
Derivative Liability	$95,499	$1,015,971

Gains recognized for the quarters ended April 30, 2010 and 2009, to adjust the above derivative liabilities to fair value are included on the statements of operations under the caption “Changes in fair value of liability,” among items of other income and expense.  The gains and (losses) are composed of changes to the liabilities as follows:

	April 30, 2010	April 30, 2009

Conversion features	$251,572	$205,485
Warrant Liabilities	423,615	121,942
Gain	$675,187	$327,427

(7) Fair Value Measurements

Topic 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  As of April 30, 2010, our stock warrant liability lack Level 1 and 2 inputs and are thus required to be measured at fair value on a Level 3 basis.

The fair value of stock warrant liabilities is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for October 31, 2009 and April 30, 2010: expected volatility of 158% and 60% respectively, a risk-free interest rate of 4.00% respectively; and an expected option life remaining from 2.5 to 5 years respectively.

(8) Exploration Stage

Since its inception, the Company has devoted substantially all of its efforts to acquiring operating assets, business planning, raising capital, drilling and exploration.  However, on October 23, 2009, the Company completed preparation and connected into the pipeline system operated by Seminole Energy Services.  With connection, the Company now has a viable method of delivery of its natural gas product, and sales began in the first quarter of fiscal year 2010.  Accordingly, the Company is considered to have then left the exploration stage.

Kentucky USA Energy, Inc.
Notes to Condensed Financial Statements
(Unaudited)

(9) Subsequent Events

On May 21, 2010, the Company received a letter from legal counsel representing K&D Energy and each of the landowners/lessors (the “Lessors”) of the nine leases of which the K&D Leasehold is comprised.  The letter claims the Company is in default of its obligations under the Farm-Out Agreement.  Specifically, the letter claims the Company is not paying K&D Energy and the Lessors the correct amount of royalties due them on the sale of gas pumped from the wells on the K&D Leasehold; the Company has not drilled the minimum of 12 wells per year required under the Farm-Out Agreement and that, therefore, the Company’s rights and interests under the Farm-Out Agreement, except with respect to the wells that already have been drilled and completed, are terminated; that if the proper amount of royalties is not paid with respect to the wells that already have been drilled and completed, the Company will lose all rights to and interests in those wells and the Farm-Out Agreement shall be deemed terminated with respect to those wells; that the Company is in breach of certain duties to repair damages on the leased properties caused by its drilling efforts; and that, with respect to the design and construction of its pipeline gathering system, the Company is in breach of certain local safety regulations and certain state law requirements relating to the obtaining of required licenses and permits and has failed to obtain certain right-of-way easement agreements from certain of the Lessors.  The Company strongly denies these allegations and will defend its rights under the Farm-Out Agreement vigorously.  Management believes that the eventual resolution of this matter will not have a material effect on the Company’s financial position or the results of its operations.

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

KY USA was incorporated in the Commonwealth of Kentucky on October 5, 2007 to acquire, explore and develop oil and gas resource properties, with a primary focus initially on shale gas in the Illinois Basin in western Kentucky. Through the execution of a Farm-Out Assignment Agreement with K&D Energy, a Kentucky partnership (“K&D Energy”), as supplemented and corrected (the “Farm-out Agreement”), KY USA has secured a 75% net revenue interest, less a 6% overriding royalty interest owned by NSES, LLC., from K&D Energy in a leasehold in Western Kentucky covering approximately 3,000 acres targeting gas extraction from the New Albany Shale (the “K&D Leasehold”). We have identified approximately 40-50 drilling locations on the K&D Leasehold.  Our net recoverable “proved developed producing reserves1” on the K&D Leasehold as of October 31, 2009, are estimated at 1.825 billion cubic feet of gas (“Bcf”)2, while “proved undeveloped primary reserves3” are estimated at 23.725 Bcf, for a total proved developed and undeveloped reserves of 25.550 Bcf.  The K&D Leasehold is directly adjacent to third-party producing wells.

Well Development Status

We have drilled 18 wells to date to total depths (“TD”) from 2,340 to 3,460 feet in the New Albany shale formation on our K&D Leasehold. Fifteen (15) of these wells are on the K&D Leasehold, two (2) are on the Additional TPE Acreage (defined below) and one (1) is on the Hardison Leasehold (defined below).  These wells have been logged, cased with 4 ½" production casing and cemented, and all but three of the wells have been perforated and fractured and all but five have been tested.  We utilize nitrogen fracturing of the shale formation to create open spaces for the gas to escape and have not, to this point, encountered any water in our formations.

The chart below shows the progress we have made at our initial wells, as of June 15, 2010.

	Well Name Drilling Order	Spud-ded	TD	Logged	Casing	Cement	Perf’ed	Frac’ed	4Pt Test	CR1	Selling Gas[2]
1.	Francis Grace # 1	X	2626’	X	X	X	X	X	X	X	Yes
2.	Hunter Wells # 3	X	2509’	X	X	X	X	X	X		2nd phase
3.	Hunter Wells # 2	X	2340’	X	X	X3					3rd phase
4.	B. Johnston # 1	X	2387’	X	X	X	X	X	X	X	Yes
5.	Slinker # 1B	X	2340’	X	X	X	X	X	X	X	Yes
6.	Walker #1	X	2430’	X	X	X	X	X	X	X	2nd phase
7.	Hunter Wells #1	X	2431’	X	X	X	X	X	X	X	3rd phase
8.	Francis Grace #2	X	2395’	X	X	X	X	X	X	X	3rd phase
9.	J Johnston #2[4]	X	3011’	X	X	X	X	X	X	X
10.	Francis Grace #3	X	2578’	X	X	X	X	X	X	X	3rd phase
11.	Golden Eagle #1	X	2760’	X	X	X	X	X	X	X	Yes
12.	Hunter Wells #4	X	2721’	X	X	X	X	X	X		3rd phase

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

	Well Name Drilling Order	Spud-ded	TD	Logged	Casing	Cement	Perf’ed	Frac’ed	4Pt Test	CR1	Selling Gas[2]
13.	J Johnston #4	X	2500’	X	X	X	X	X	X	X	Yes
14.	B. Johnston #2	X	2640’	X	X	X	X	X	X	X	2nd phase
15.	Slinker #2	X	2618’	X	X	X	X	X			Yes
16.	Jackson #1	X	2664’	X
17.	Swinney #1	X	3460’	X
18.	Hardison #1	X	2528’	X	X	X	X	X

1.	Indicates that Completion Report has been completed and submitted to the state oil and gas authority.
2.
A “Yes” indicates that gas is currently being sold to Seminole from these wells.  “2nd phase” and “3rd phase” indicates that the sale of gas from these wells will be phased in in two stages as certain required work on these wells is completed during the fiscal quarter ending July 31, 2010.

3.	This well needs to be re-cemented prior to perfing and fracing.
4.
In the J & J Johnston #2 well, commercial gas was encountered in the Clear Creek Lime which is 60 feet below the New Albany Shale formation.  This find was unexpected and will contribute to the production of this well.

We have staked out locations for the drilling of a number of additional wells on our K&D Leasehold, as listed in the chart below. We have identified these drilling prospects through recent data analysis, and subject to amicable resolution of the dispute with K&D ownership, we expect to begin drilling these additional wells during the next few months, as permitting is approved.

Well Name	Drilling Permit Granted
Walker #2	X
J & J Johnston #1
Golden Eagle #2
B. Johnston #3	X
Hunter Wells #5
Lacefield-Taylor #1	X
Lacefield-Taylor #2
Slinker #3B

The Sale of our Natural Gas

On October 19, 20094, we entered into a base contract for the purchase and sale of natural gas (the “Base Contract”) with Seminole Energy Services, L.L.C. (“Seminole”), one of the largest natural gas distributors in the Oklahoma, Kansas and the Texas panhandle region.  Pursuant to the terms of the Base Contract, Seminole has agreed to purchase from us up to a maximum of 2,500 mBTU’S (million British thermal units) per day out of the production of gas from our wells on the K&D Leasehold.

4   As more fully discussed in our Form 8-K filed with the SEC on October 23, 2009.

We will sell our gas to Seminole following treatment and purification of the gas at Seminole’s gathering and treatment facilities located in Christian and Muhlenberg Counties, Kentucky.  This facility is jointly owned by Seminole and Daugherty Petroleum, Inc., and is managed by Seminole. We have constructed approximately 67,000 feet of gathering line to connect our wells to Seminole’s gathering and treatment facility.  We completed this system of lines and the interconnection to Seminole’s gathering facility in October 2009.  Fifteen (15) of our wells are now tied-in to this system.

Seminole will pay us the Gas Daily Texas Zone SL daily midpoint spot price for the gas that it purchases from us.  We and Seminole have agreed to net any payments due us under the Base Contract against fees due Seminole under that certain Gas Gathering & Treatment Agreement between the Company and Seminole (and its related parties) dated August 6, 20095.

On October 27, 2009, we began the production and delivery of natural gas to Seminole’s treatment facilities, with actual sales beginning in November 2009.  We are now selling gas to Seminole from six (6) of our wells that are connected to the Seminole facility and we expect to begin selling gas from an additional eight wells in two phase-ins during the fiscal quarter ending July 31, 2010.  The remaining wells will be brought on line as soon as funds become available to complete necessary pipeline and/or tie-in work.

Due to bottlenecks at the Seminole facility created as a result of the increased gas volume flowing from our wells into the facility, the sale of our gas to Seminole since our tie-in to the Seminole gathering and processing facility has been minimal and the flow of our gas into the Seminole facility has been intermittent.  Because of the potential increased sales volume expected from our wells, Seminole has added new equipment to its facilities to increase efficiencies and improve Seminole’s ability to accept and process our natural gas. We are working with Seminole to balance the system and maximize our production and delivery of our gas to the facility. We expect to increase the rate of production and delivery of our gas to Seminole during the next few fiscal quarters as we bring additional wells online.

Thomasson Farm-Out and 7921 Energy Joint Venture

On August 24, 2009, KY USA entered into a farm-out agreement with Thomasson Petroleum Enterprises, Inc. (“TPE”) to acquire from TPE certain drilling rights on farm-out acreage (the “Additional TPE Acreage”) in Todd, Muhlenberg and Christian counties in western Kentucky adjacent to the Company’s existing K&D Leasehold (the “TPE Farm-Out Agreement”).  Under the terms of the TPE Farm-Out Agreement, KY USA acquired the right to drill up to 40 wells on the Additional TPE Acreage to explore for oil and gas in, above and below the New Albany Shale. KY USA must drill ten (10) wells in each year of the agreement to be eligible to drill an additional ten wells in the following year, up to a maximum of 40 wells over four years. TPE will retain a 25% net revenue interest in the wells that KY USA drills into the Albany shale on the Additional TPE Acreage and an 18.75% net revenue interest in any oil “twin wells” drilled above the top of the Albany shale.

5 As more fully discussed in our Form 8-K filed with the SEC on August 17, 2009.

In August 2009, KY USA entered into a joint venture (“JV”) agreement with 7921 Energy LLC (“7921”) to develop natural gas and oil prospects in, above and below the New Albany Shale formation on the Additional TPE Acreage. The wells to be drilled under the JV agreement will utilize the Company’s field gathering system that is currently connected to the Olive Grove Treatment Facility.  Under the terms of the JV agreement, 7921 will have the right to participate with KY USA in drilling and developing up to 40 wells on the newly acquired Additional TPE Acreage. Phase 1 under this JV agreement will consist of drilling and completing ten (10) wells. Under the terms of the JV, 7921 will earn a 50% working interest in each of the first ten wells, which translates to a 37.5% net revenue interest (assuming each well is funded by 7921 and drilled to completion), in exchange for providing KY USA with $1,675,000 in working capital to drill and complete the Phase 1 wells. The 50% working interest is reduced by a 6% overriding royalty interest owned by NSES, LLC. 7921 will also retain the option to participate with KY USA in the drilling of the up to 30 additional wells on the Additional TPE Acreage. Because 7921 has not yet made any payments to us under the JV agreement, we have elected not to give accounting recognition to the transaction as of April 30, 2010.  At this time, we cannot be sure that 7921 will proceed with payments to us under the JV agreement.

Thomasson - Hardison Lease Farm-Out

Effective January 21, 2010, KY USA entered into a farm-out agreement with TPE (the “TPE/Hardison Farm-Out Agreement”) to acquire from TPE certain drilling rights on TPE’s leasehold acreage under the Linda Hardison lease (the “Hardison Leasehold”) in Todd County in western Kentucky adjacent to our existing K&D Leasehold. Under the terms of the TPE/Hardison Farm-Out Agreement, KY USA acquired the right to drill wells below the top of the Devonian (Black) shale formation on the Hardison Leasehold.  We are required to pay TPE $20,000 for each well location and we have paid TPE an initial $20,000 for the first well that we have drilled, the Hardison #1 well.

We have completed drilling the Hardison #1 well, and reached total depth at 2,412 feet. The well has been evaluated and determined to be commercially viable - the Hardison #1 well’s drilling log confirms that there is approximately 155 feet of black shale formation encountered in this well.  The Hardison #1 well has been perforated, fractured and completed, and is ready for tie-in to Seminole’s facility.

If the Hardison #1 well proves to be a producing well, we will have the right to continue to develop this leasehold by drilling a minimum of one well per year until the leasehold is completely developed.  We will receive our assigned rights under the TPE/Hardison Farm-Out Agreement once we have completed the first producing well and have met certain other terms under the TPE/Hardison Farm-Out Agreement.  Under the assignment, we shall be entitled to a seventy-five percent (75%) net revenue working interest, less a 6% overriding royalty interest in each producing well that we develop on the Hardison Leasehold.  To drill under this agreement, TPE is requiring that we remain in compliance with the terms and conditions of the TPE Farm-Out Agreement.

Results of Operations for the Three and Six Month Periods Ended April 30, 2010 and 2009

Revenues

We are still in our exploration stage and have generated minimal revenue to date.

We generated $61,278 and $93,638 in revenues for the three and six month periods ended April 30, 2010, respectively, compared to no revenues for the three and six month periods ended April 30, 2009.  This change was the result of our beginning to sell our initial well production to Seminole under the Base Contract.

Costs and Expenses

All productive and non-productive costs incurred in connection with the acquisitions of, exploration for and development of our gas reserves are capitalized using the full cost method of accounting.  These costs include lease acquisitions, geological and geophysical work, and the costs of drilling, completing and equipping our gas wells.  For the three month periods ended April 30, 2010 and 2009, we incurred such capitalized costs of $590,553 and $1,841,676, respectively.  For the six month periods ended April 30, 2010 and 2009, we incurred such total capitalized costs of $1,009,084 and $2,696,768, respectively.  The decreases from 2009 to 2010 were the result of decreases in costs and spending related to our drilling program.  More specifically, the decrease from 2009 to 2010 was the result of a decrease of loan fees capitalized related to additional borrowing used to facilitate additional drilling.

We incurred currently expensed production costs and taxes related to our well production in the three and six month periods ended April 30, 2010 of $44,829 and $74,665, respectively, compared to no costs in this category for the three and six month periods ended April 30, 2009, as a result of our having begun the initial sales of our gas to Seminole in the six month period ended April 30, 2010.

We incurred general and administrative expenses of $26,413 and $23,704 for the three month periods ended April 30, 2010 and 2009, respectively, and $52,491 and $66,327 for the six month periods ended April 30, 2010 and 2009, respectively. These expenses consisted of costs incurred in connection with the start-up and day to day operation of our business.

Amortization of loan fees for the three month periods ended April 30, 2010 and April 30, 2009 totaled $91,099 in each such period, and $182,198 for each six month period ended April 30, 2010 and 2009.  These costs are related to the Note and the Loan (discussed below).

Compensation expense decreased to $105,200 for the three month period ended April 30, 2010 from $322,500 for the three month period ended April 30, 2009, and decreased to $212,259 for the six month period ended April 30, 2010 from $670,198 for the six month period ended April 30, 2009.  These expenses relate to stock option and warrant costs.

Legal and professional expenses decreased to $58,009 for the three month period ended April 30, 2010 from $63,855 for the three month period ended April 30, 2009, but increased to $134,032 for the six month period ended April 30, 2010 from $100,762 for the six month period ended April 30, 2009.

Our interest expense for the three month periods ended April 30, 2010 and 2009 was $74,194 and $205,169, respectively, while for the six month periods ended April 30, 2010 and 2009, these expenses totaled $145,745 and $279,305, respectively. This cost is attributable to interest due and paid on the Note and the Loan, as well as non-cash amortization of the note discount. These decreases were due to a reduction in the non-cash amortization for these periods.

During the three and six month periods ended April 30, 2010, we recognized a net gain on a derivative liability relating to the Note in the amounts of $675,187 and $ 920,472, respectively, while these amounts for the three and six month periods ended April 30, 2009 totaled $327,427 and $261,143, respectively.  These gains were due to a revaluation of the derivative liability to market at the end of each applicable period.

Net Loss

Our net income for the three and six months ended April 30, 2010 was $322,960 and $185,236, respectively, compared to losses of $(378,900) and $(1,037,647), respectively, for the three and six months ended April 30, 2009.  The increases in income from 2009 to 2010 are mainly due to decreases in our operating costs over these periods attributable to a decrease in compensation expenses and adjustments to the estimated fair value of our derivative liabilities.

Adjusted EBITDA as a Non-GAAP Performance Measure

In evaluating our business, management believes earnings before interest, amortization of financing costs, taxes, depreciation, depletion, amortization and accretion of abandonment liabilities, unrealized gains and losses on financial instruments, gains and losses on sales of assets and stock-based compensation expense ("Adjusted EBITDA") is a key indicator of financial operating performance and is a measure of our ability to generate cash for operational activities and future capital expenditures.  Adjusted EBITDA is not a GAAP measure of performance. We use this non-GAAP measure primarily to compare our performance with other companies in our industry and as a measure of our current liquidity.  We believe that this measure may also be useful to investors for the same purposes and as an indication of our ability to generate cash flow at a level that can sustain or support our operations and capital investment program.  Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under GAAP, or any other measure for determining operating performance that is calculated in accordance with GAAP.  In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures that may be disclosed by other companies.

The following is a reconciliation of our net loss in accordance with GAAP to our Adjusted EBITDA for the three and six month periods ending April 30, 2010 and 2009:

	Three months ended		Six months ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Net Income (loss)	$322,960	$(378,900)	$185,236	$(1,037,647)

Add Back:

Interest expense, net	74,194	205,169	145,745	279,305
Amortization of deferred financing costs	91,099	91,099	182,198	182,198
Income tax expense	-	-	-	-
Depreciation, depletion, accretion and impairment	13,761	-	27,484	-
(Gain) loss on change in derivative value	(675,187)	(327,427)	(920,472)	(261,143)
(Gain)/loss on sales of assets	-	-	-	-
Stock based compensation	19,250	226,500	40,991	457,000

Adjusted EBITDA	$(153,923)	$(183,559)	$(338,818)	$(380,287)

Liquidity and Capital Resources

Our cash and cash equivalents balance as of April 30, 2010 was $109,212 compared to $59,105 at October 31, 2009.

On May 29, 2008 we closed a private offering of an 8% senior secured convertible note (the “Note”) and warrants to purchase 2,500,000 shares of our common stock to one institutional investor for aggregate gross proceeds of $2.5 million.  The Note has been amended to extend the initial installment payment date from May 29, 2010 to May 29, 2011.

On June 25, 2008, KY USA entered into a credit agreement (the “Credit Agreement”) with NSES 12, LLC (the “Lender”), a funding vehicle of New Stream Capital, pursuant to which KY USA may borrow up to $10,000,000 in the aggregate, under certain conditions. To date, we have borrowed $6,850,000 under the Credit Agreement.  The Credit Agreement requires that KY USA comply with financial covenants relating to, among other things, collateral and current ratio coverage. As of April 30, 2010, KY USA was not in compliance with the 1.0 to 1.0 current ratio requirement of the Credit Agreement.  This breach of the current ratio covenant contained in the Credit Agreement constitutes an event of default under the Credit Agreement. Additionally, because of our limited available cash, we have been in default since March 1, 2010 on our obligation under the Credit Agreement to pay the Lender interest on a monthly basis.  Through June 1, 2010, the most recent interest payment date, there was a total of $308,366.90 accrued and unpaid past due interest under the Credit Agreement.  These defaults would permit the Lender under the Credit Agreement to declare all amounts borrowed thereunder to be immediately due and payable.  We have requested from the Lender a forbearance and waiver of our Credit Agreement defaults, but we cannot assure you that we will be successful in obtaining this.  Additionally, even if we obtain a forbearance and waiver from the Lender, we may not be able to satisfy these or other covenants and obligations in the future or be able to pursue our strategies within the constraints of these covenants and obligations.  These circumstances could materially and adversely impair our liquidity and, among other factors, raise substantial doubt regarding our ability to continue as a going concern.  At this time, we do not know whether KY USA will be able to borrow any additional funds under the Credit Facility.

On July 22, 2009, KY USA entered into the JV agreement with 7921 pursuant to which 7921 agreed to provide KY USA with $1,675,000 in working capital for the Phase 1 drilling of the first 10 wells on the TPE acreage.  To date, the Company has not received any funds under the 7921 JV agreement and there can be no assurance that we will receive any funds from 7921.

Currently, we do not have sufficient capital to continue our drilling program.  We have recently begun to generate revenues and cash flow from the sale of our gas to Seminole and we are applying these funds towards our ongoing working capital needs, including well maintenance and production and the bringing of additional wells on line to Seminole’s processing and sales facility.  We expect our revenues and cash flow to increase over the next few quarters as we bring additional wells online.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the Credit Agreement. We will be able to generate a certain amount of liquidity from KY USA operations to meet some of our ongoing operational expenses but we will need to raise additional capital to, among other things, restart our drilling program, complete pipeline tie-ins for a number of our already drilled wells, cure our interest payment default under the Credit Agreement and acquire additional exploration and production acreage.  In order to obtain additional capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are not able to raise capital and restart our drilling program, our business, results of operations, liquidity and financial condition will suffer materially.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

KY USA has received a letter dated May 21, 2010 from legal counsel to K&D Energy and each of the landowners/lessors (the “Lessors”) of the nine leases of which the K&D Leasehold is comprised.  The letter claims that that KY USA is in default of its obligations under the Farm-Out Agreement.  Specifically, the letter claims that KY USA is not paying K&D Energy and the Lessors the correct amount of royalties due them on the sale of gas pumped from the wells on the K&D Leasehold; that KY USA has not drilled the minimum of 12 wells per year required under the Farm-Out Agreement and that, therefore, KY USA’s rights and interests under the Farm-Out Agreement, except with respect to the wells that already have been drilled and completed, are terminated; that if the proper amount of royalties is not paid with respect to the wells that already have been drilled and completed, KY USA will lose all rights to and interests in those wells and the Farm-Out Agreement shall be deemed terminated with respect to those wells; that KY USA is in breach of certain duties to repair damages on the leased properties caused by its drilling efforts; and that, with respect to the design and construction of its pipeline gathering system, KY USA is in breach of certain local safety regulations and certain state law requirements relating to the obtaining of required licenses and permits and has failed to obtain certain right-of-way easement agreements from certain of the Lessors.  We and KY USA strongly deny these allegations and will defend our rights under the Farm-Out Agreement vigorously.  Additionally, we believe that case law in the State of Kentucky supports our position that net revenue interest royalties should be paid on the net amount of gas pumped from our wells after the removal of inert materials and other impurities rather than on the gross amount of gas measured at the well head prior to processing.

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

Date: June 21, 2010	Kentucky USA Energy, Inc.

	By:	/s/Steven D. Eversole
Name: Steven D. Eversole
Title: Principal Executive Officer

	By:	/s/ Charles M. Stivers
Name: Charles M. Stivers
Title: Principal Financial Officer